Form 10-Q
period 2021-09-30
Live Oak Crestview Climate Acquisition Corp.
filed 2021-11-15
CIK 1848323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	001-40832	86-2044161
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

40 S. Main Street, #2550 Memphis, TN		38103
(Address Of Principal Executive Offices)		(Zip Code)
(901)
685-2865
Registrant’s telephone number, including area code
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A	LOCC.U	NYSE
common stock, $0.0001 par value, and one- third of one redeemable warrant
Class A common stock included as part of the units	LOCC	NYSE
Redeemable warrants included as part of the units	LOCC WS	NYSE
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of November 15,
2021, 20,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.
Form
10-Q
For the quarterly period ended September 30, 2021

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	3

	Unaudited Condensed Balance Sheet as of September 30, 2021	3

	Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from February 12, 2021 (inception) through September 30, 2021	4

	Unaudited Condensed Statements of Changes in Stockholders’ Equity for the three months ended September 30, 2021 and for the period from February 12, 2021 (inception) through September 30, 2021	5

	Unaudited Condensed Statement of Cash Flows for the period from February 12, 2021 (inception) through September 30, 2021	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2021 (UNAUDITED)

Assets:
Current assets:
Cash	$3,277,648
Prepaid expenses	1,016,799

Total current assets	4,294,447
Investments held in Trust Account	200,000,084

Total Assets	$204,294,531

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$1,138,643
Accrued expenses	268,100
Franchise tax payable	126,077

Total current liabilities	1,532,820
Deferred legal fees	150,000
Deferred underwriting commissions	6,300,000

Total Liabilities	7,982,820
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 20,000,000 shares at $10.00 per share	200,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding (1)	575
Additional paid-in capital	—
Accumulated deficit	(3,688,864)

Total stockholders’ deficit	(3,688,289)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$204,294,531

(1)
This number includes up to 750,000 shares of Class
 B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4). On November
 8, 2021, the over-allotment option expired, resulting in 750,000 shares of Class
 B common stock that were subject to forfeiture to be forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the period from February 12, 2021 (inception) through September 30, 2021

General and administrative expenses	$34,886	$37,307
General and administrative expenses—related party	15,000	15,000
Franchise tax expenses	50,274	126,077

Loss from operations	(100,160)	(178,384)

Other income:
Interest income from investments held in Trust Account	84	84

Net loss	$(100,076)	$(178,300)

Weighted average shares outstanding of Class A common stock, basic and diluted	869,565	353,982

Basic and diluted net loss per share, Class A common stock	$(0.02)	$(0.03)

Weighted average shares outstanding of Class B common stock, basic and diluted (1)	5,000,000	5,000,000

Basic and diluted net loss per share, Class B common stock	$(0.02)	$(0.03)

(1)
This number excludes up to 750,000 shares of Class
 B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4). On November
 8, 2021, the over-allotment option expired, resulting in 750,000 shares of Class
 B common stock that were subject to forfeiture to be forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 12, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Common Stock
	Class A		Class B		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - February 12, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(27,765)	(27,765)

Balance - March 31, 2021 (unaudited)	—	—	5,750,000	575	24,425	(27,765)	(2,765)
Net loss	—	—	—	—	—	(50,459)	(50,459)

Balance - June 30, 2021 (unaudited)	—	—	5,750,000	575	24,425	(78,224)	(53,224)
Sale of private placement warrants to Sponsor in private placement	—	—	—	—	7,000,000	—	7,000,000
Fair value of Public Warrants included in the Units sold in the Initial Public Offering			—	—	6,933,330	—	6,933,330
Offering costs associated with issuance of Public and Private Placement Warrants			—	—	(617,213)	—	(617,213)
Contribution from Sponsor upon sale of Founder Shares to Anchor Investors	—	—	—	—	6,834,884	—	6,834,884
Accretion for Class A common stock to possible redemption amount	—	—	—	—	(20,175,426)	(3,510,564)	(23,685,990)
Net loss	—	—	—	—	—	(100,076)	(100,076)

Balance - September 30, 2021 (unaudited)	—	$—	5,750,000	$575	$—	$(3,688,864)	$(3,688,289)

(1)
This number includes up to 750,000 shares of Class
 B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4). On November
 8, 2021, the over-allotment option expired, resulting in 750,000 shares of Class
 B common stock that were subject to forfeiture to be forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 12, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Cash Flows from Operating Activities:
Net loss	$(178,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income from investments held in Trust Account	(84)
Changes in operating assets and liabilities:
Prepaid expenses	(13,524)
Accrued expenses	12,500
Accounts payable	50,212
Franchise tax payable	126,077

Net cash used in operating activities	(3,119)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(200,000,000)

Net cash used in investing activities	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from note payable to related party	125,500
Repayment of note payable to related party	(125,500)
Proceeds received from initial public offering, gross	200,000,000
Proceeds received from private placement	7,000,000
Offering costs paid	(3,744,233)

Net cash provided by financing activities	203,280,767

Net increase in cash	3,277,648
Cash - beginning of the period	—

Cash - end of the period	$3,277,648

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$85,156
Offering costs included in accrued expenses	$255,600
Deferred legal fees	$150,000
Deferred underwriting commissions	$6,300,000
Prepaid expenses included in accounts payable	$1,003,275
Value of Class B common stock transferred to Anchor Investors at Initial Public Offering	$6,834,884
The accompanying notes are an integral part of these unaudited condensed financial statements.

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 — Description of Organization and Business Operations
Live Oak Crestview Climate Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on February 12, 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
All activity for the period from February 12, 2021 (inception) through September 30, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, the identification and evaluation of prospective acquisition targets for an initial Business Combination, and ongoing administrative and compliance matters. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is LOCC Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on September 22, 2021. On September 27, 2021, the Company consummated its Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $17.4 million, of which approximately $6.3 million and $150,000 was for deferred underwriting commissions and deferred legal fees, respectively (Note 5). Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 4,666,666 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $7.0 million (Note 4).
Upon the closing of the Initial Public Offering and the Private Placement, $200.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-business combination company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.
The Company will provide the holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially at $10.00 per Public Share). The per-share
amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. In no event will the Company redeem the Public Shares if such redemption would cause the Company’s Class A common stock to be considered “penny stock” (as such term is defined in Rule
3a51-1
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
The Amended and Restated Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.
The Sponsor and the Company’s officers and directors (the “Initial Stockholders”) agreed not to propose an amendment to the Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or with respect to any other material provisions relating to stockholders’ rights or pre-initial
Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.
If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or September 27, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
The Initial Stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Liquidity and Capital Resources
As of September 30, 2021, the Company had approximately $3.3 million in its operating bank account and working capital of approximately $2.8 million (investment income classified in the Trust Account is available to the Company for payment of its tax obligations).
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through a payment of $25,000 from the Sponsor to purchase the Founder Shares (as defined in Note 4), and the loan proceeds from the Sponsor of approximately $125,500 under the Note (as defined in Note 4). The Company repaid the Note in full on September 27, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
and pursuant to the rules and regulations of the SEC . Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period from February 12, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021, or for any future period.

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the prospectus and the Current Report on Form
8-K
filed by the Company with the SEC on September 24, 2021 and October 1, 2021, respectively.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021.
Investments Held in the Trust Account
The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheet.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Upon completion of the Initial Public Offering, offering costs were charged against the carrying value of Class A common stock.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of the Initial Public Offering, 20,000,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.
Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net Loss Per Share of Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net loss per common share is calculated by dividing the net loss by the weighted average shares of common stock outstanding for the respective period.
The calculation of diluted net loss per share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 11,333,332 shares of Class A common stock, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the three months ended September 30, 2021 and for the period from February 12, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the Three Months Ended September 30, 2021		For the period from February 12, 2021 (inception) through September 30, 2021
	Class A	Class B	Class A	Class B

Basic and diluted net loss per common stock:
Numerator:
Allocation of net loss	$(14,826)	$(85,250)	$(11,788)	$(166,512)
Denominator:
Basic and diluted weighted average common stock outstanding	869,565	5,000,000	353,982	5,000,000

Basic and diluted net loss per common stock	$(0.02)	$(0.02)	$(0.03)	$(0.03)

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021, the Company had a full valuation allowance against the deferred tax assets.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying condensed financial statements.
Note 3 — Initial Public Offering
On September 27, 2021, the Company consummated its Initial Public Offering of 20,000,000 Units, at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $17.4 million, of which $6.3 million and $150,000 was for deferred underwriting commissions and deferred legal fees, respectively. Of the 20,000,000 Units sold in the Initial Public Offering, certain investors identified by the Sponsor purchased 2,000,000 Units, and certain investment funds (the “Anchor Investors”) purchased an aggregate of 14,670,000 Units.
Each Unit consists of one share of Class A common stock and
one-third
of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).
Note 4 — Related Party Transactions
Founder Shares
On February 17, 2021, the Sponsor purchased 7,187,500 shares of the Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares”), for an aggregate price of $25,000. In June 2021, the Sponsor returned to the Company at no cost an aggregate of 1,437,500 Founder Shares, which were cancelled, resulting in an aggregate of 5,750,000 shares of Class B common stock outstanding. The Sponsor agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 8, 2021, the over-allotment option expired, resulting in 750,000 Founder Shares that were subject to forfeiture to be forfeited.

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Initial Stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the reported closing price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Stockholders with respect to any Founder Shares.
In exchange for the Anchor Investors’ participation in the Initial Public Offering as described in Note 3, the Sponsor sold a total of 926,136 Founder Shares to the Anchor Investors. The Company determined that the fair value of these Founder Shares was approximately $6.8 million (or $7.38 per share) using a Monte Carlo simulation. The Company recognized the excess fair value of these Founder Shares, over the price sold to the Anchor Investors, as an expense of the Initial Public Offering resulting in a charge against the carrying value of Class A common stock.
Related Party Loans
On February 12, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed $125,500 under the Note and fully repaid on September 27, 2021.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.
Private Placement Warrants
Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 4,666,666 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $7.0 million.
Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable
for cash and exercisable on a cashless basis.
The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.
Administrative Support Agreement
On September 22, 2021, the Company entered into an agreement with an affiliate of the Sponsor, pursuant to which the Company agreed to pay such affiliate a total of $15,000 per month for utilities and secretarial and administrative support through the earlier of consummation of the initial Business Combination and the Company’s liquidation. For the three months ended September 30, 2021, the Company incurred expenses of $15,000 under this agreement. As of September 30, 2021, the Company had $15,000 outstanding for services in connection with such agreement on the accompanying condensed balance sheet.

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket
expenses incurred by such persons in connection with activities on the Company’s behalf.
Note 5 — Commitments and Contingencies
Registration Rights
The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans, if any (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants or the warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) were entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of the Initial Public Offering. The holders of at least $25 million in value of these securities were entitled to demand that the Company file a registration statement covering such securities and to require the Company to effect up to an aggregate of three underwritten offerings of such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed and underwritten offerings subsequent to the completion of the initial Business Combination. The Company will bear the cost of registering these securities.
Underwriting Agreement
The Company granted the underwriters a
45-day
option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price, less underwriting discounts and commissions. On November 8, 2021, the over-allotment option expired unexercised.
The underwriters agreed not to take any commissions for the 2,000,000 Units sold to certain investors identified by the Sponsor as described in Note 3. The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $3.6 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters will be entitled to a deferred fee of $0.35 per Unit, or $6.3 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Deferred Legal Fees
The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer an aggregate of $150,000 of their fees until the completion of the initial Business Combination. As of September 30, 2021, the Company recorded deferred legal fees of $150,000 in connection with such services on the accompanying condensed

balance sheet.
Note 6 – Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 20,000,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheet.

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class A common stock subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross proceeds	$200,000,000
Less:
Fair value of Public Warrants at issuance	(6,933,330)
Offering costs allocated to Class A common stock	(16,752,659)
Plus:
Accretion on Class A common stock subject to possible redemption amount	23,685,989

Class A common stock subject to possible redemption	$200,000,000

Note 7 — Stockholders’ Deficit
Preferred Stock—
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock—
The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021, there were 20,000,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity on the condensed balance sheet.
Class
 B Common Stock
— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding (see Note 4).
Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all other matters submitted to a vote of the stockholders except as required by law, provided, that the holders of Class B common stock will be entitled to vote as a separate class to increase the authorized number of shares of Class B common stock.
The Class B common stock will automatically convert into Class A common stock at the time of the initial Business Combination on a one-for-one
basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of shares of Class A common stock issuable upon conversion of all Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering, plus the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Class B common stock will never occur on a less than one-for-one
basis.
Note 8—Warrants
As of September 30, 2021, the Company had 6,666,666 Public Warrants and 4,666,666 Private Placement Warrants outstanding.
Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement covering the shares of the Class A common stock issuable upon exercise of the warrants. The Company has also agreed to use its commercially reasonable efforts to cause the registration statement to become effective and to maintain a current prospectus relating to those shares of the Class A common stock until the warrants expire or are redeemed. If a registration statement covering the shares of the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant-holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
In addition, if (x) the Company issues additional shares of Class A common stock or equity- linked securities in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the average last reported sale price of the common stock as reported during the 10 trading day period ending on the trading day prior to the date of the consummation of the initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described under “Redemption of Public Warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable.
Redemption of Public Warrants
Once the warrants become exercisable, the Company may call the Public Warrants for redemption for cash:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant-holder; and

•
if, and only if, the last reported sale price of the Class A common stock has been at least $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on each of 20 trading days within the
30-trading
day period ending on the third trading day before the Company sends the notice of redemption to the warrant-holders.

The Company will not redeem the Public Warrants as described above unless an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the
30-day
redemption period. Any such exercise would not be on a “cashless” basis and would require the exercising holder to pay the exercise price for each warrant being exercised.
The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants may not be redeemed by the Company and the holders of Private Placement Warrants may elect to exercise the warrants on a “cashless” basis.
In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 — Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets:
Investments held in Trust Account - Money Market Fund	$200,000,084	$—	$—
Level 1 assets include investments in a money market fund that invest solely in U.S. Treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the period from February 12, 2021 (inception) through September 30, 2021.
Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “Live Oak Crestview Climate Acquisition Corp.,” “Live Oak,” “our,” “us” or “we” refer to Live Oak Crestview Climate Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.
Overview
We are a blank check company incorporated in Delaware on February 12, 2021. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.
Our sponsor is LOCC Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on September 22, 2021. On September 27, 2021, we consummated our Initial Public Offering of 20,00,000 units (the “Units”). Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”), and one-third
of one redeemable warrant of the Company (“Warrant”), with each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $200,000,000.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 4,666,666 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $7.0 million (Note 4).
Upon the closing of the Initial Public Offering and the Private Placement, a total of $200,000,000, comprised of $196,400,000 of the proceeds from the Initial Public Offering (which amount includes $6,300,000 of deferred underwriting commissions) and $3,600,000 of the proceeds from the sale of the Private Placement Warrants, was placed in a U.S.-based trust account (“Trust Account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee, and invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that we will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions) at the time of the agreement to enter into the initial Business Combination. However, we will only complete a Business Combination if the post-business
combination company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or September 27, 2023, or during any extended period of time that we may have to consummate a Business Combination as a result of an amendment to the Certificate of Incorporation (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
Liquidity and Capital Resources
As of September 30, 2021, we had approximately $3.3 million in our operating bank account and working capital of approximately $2.8 million.
Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through a payment of $25,000 from the Sponsor to purchase the Founder Shares (as defined in Note 4), and the loan proceeds from the Sponsor of $125,500 under a promissory note. We repaid the promissory note in full on September 27, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the of the Initial Public Offering and the Private Placement held outside of the Trust Account.
Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Results of Operations
Our entire activity since inception up to September 30, 2021 was in preparation for our formation and the Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.
For the three months ended September 30, 2021, we had net loss of approximately $100,000, which consisted of general and administrative expenses of approximately $50,000, and franchise tax expenses of approximately $50,000; offset by income from investments held in the Trust Account of approximately $100.
For the period from February 12, 2021 (inception) through September 30, 2021, we had net loss of approximately $178,000, which consisted of general and administrative expenses of approximately $52,000, and franchise tax expenses of approximately $126,000; offset by income from investments held in the Trust Account of approximately $100.
Contractual Obligations
Administrative Support Agreement
On September 22, 2021, the Company entered into an agreement with an affiliate of the Sponsor, pursuant to which the Company agreed to pay such affiliate a total of $15,000 per month for utilities and secretarial and administrative support through the earlier of consummation of the initial Business Combination and the Company’s liquidation.

The Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket
expenses incurred by such persons in connection with activities on the Company’s behalf.
We incurred approximately $15,000 in general and administrative expenses—related party in the accompanying condensed statements of operations for the three months ended September 30, 2021.
Registration Rights
The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans, if any, (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of the Initial Public Offering. The holders of at least $25 million in value of these securities were entitled to demand that the Company file a registration statement covering such securities and to require the Company to effect up to an aggregate of three underwritten offerings of such securities, the holders have certain
“piggy-back”
registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
We granted the underwriters a
45-day
option from the date of the underwriting agreement for the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments,
if any, at the Initial Public Offering price less the underwriting discounts and commissions. On November 8, 2021, the over-allotment option expired unexercised.
The underwriters agreed not to take any commissions for the 2,000,000 Units sold to certain investors identified by the Sponsor as described in Note 3. The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $3.6 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters will be entitled to a deferred fee of $0.35 per Unit, or $6.3 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Critical Accounting Policies
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of the Initial Public Offering, 20,000,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.
Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s condensed financial statements.
Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
off-balance
sheet arrangements.

JOBS Act
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Item 10(f)(1) of Regulation
S-K
and are not required to provide the information otherwise required under this item. As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on September 24, 2021 We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 4,666,666 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $7.0 million.
In connection with the Initial Public Offering, our sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to a promissory note. This loan is non-interest
bearing and payable on the consummation of the Initial Public Offering. We borrowed an aggregate of $125,500 from our Sponsor under the loan. We repaid the promissory note in full on September 27, 2021.
Of the gross proceeds received from the Initial Public Offering and the Private Placement, $200,000,000 was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the Private Placement are invested in U.S. government treasury bills with a maturity of 185 days or less and in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations.
We paid a total of approximately $3.6 million in underwriting discounts and commissions related to the Initial Public Offering. In addition, the underwriters agreed to defer $6.3 million in underwriting discounts and commissions.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40832) filed with the SEC on September 28, 2021).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-253895) filed with the SEC on March 4, 2021).

4.1	Public Warrant Agreement, dated September 22, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40832) filed with the SEC on September 28, 2021).

4.2	Private Warrant Agreement, dated September 22, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-40832) filed with the SEC on September 28, 2021).

4.3	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-253895) filed with the SEC on April 2, 2021).

4.4	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-253895) filed with the SEC on April 2, 2021).

4.5	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-253895) filed with the SEC on April 2, 2021).

10.1	Letter Agreement, dated September 22, 2021, by and among the Company, its officers, its directors and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40832) filed with the SEC on September 28, 2021).

10.2	Investment Management Trust Agreement, dated September 22, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40832) filed with the SEC on September 28, 2021).

10.3	Registration Rights Agreement, dated September 22, 2021, by and between the Company, the Sponsor and certain anchor investors (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40832) filed with the SEC on September 28, 2021).

10.4	Private Placement Warrant Purchase Agreement, dated September 22, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40832) filed with the SEC on September 28, 2021).

10.5	Administrative Support Agreement, dated September 22, 2021, by and between the Company and Live Oak Merchant Partners LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40832) filed with the SEC on September 28, 2021).

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-253895) filed with the SEC on April 2, 2021).

10.7	Form of Investment Agreement among the Company, the Sponsor and the Anchor Investors (incorporated by reference to Exhibit 10.10 to the Company’s Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-253895) filed with the SEC on September 3, 2021).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document—this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 15, 2021	LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.

	By:	/s/ Richard J. Hendrix
	Name:	Richard J. Hendrix
	Title:	Chief Executive Officer and Director