Form 10-K
period 2021-12-31
Live Oak Crestview Climate Acquisition Corp.
filed 2022-03-31
CIK 1848323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______, 20 ____, to ______, 20_____.
Commission File Number
001-40832

Live Oak Crestview Climate Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	86-2044161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 S Main Street #2550 Memphis, TN	38103
(Address of principal executive offices)	(Zip code)
(901)
685-2865
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	LOCC.U	The New York Stock Exchange
Class A common stock, par value $0.0001 per share	LOCC	The New York Stock Exchange
Redeemable warrants	LOCC WS	The New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act:
N/A
(Title of class)
N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes  ☒     No  ☐
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units began trading on the New York Stock Exchange on September 23, 2021. Commencing November 15, 2021, holders of the registrant’s units could elect to separately trade shares of the registrant’s Class A common stock and warrants included in the units.
As of March 31
, 2022, there were
20,000,000
shares of Class A common stock, par value $0.0001 per share, of the registrant issued and outstanding.
As of March 31
, 2022, there were
5,000,000
shares of Class B common stock, $0.0001 par value per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this annual report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•	our being a company with no operating history and no revenues;

•	our ability to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

•	our expectations around the performance of a prospective target business or businesses may not be realized;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

•	our pool of prospective target businesses;

•
our ability to consummate an initial business combination due to the continued uncertainty resulting from the
COVID-19
pandemic and other events (such as terrorist attacks, natural disasters, other significant outbreaks of infectious diseases or the military conflict in Ukraine);

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; and

•	our financial performance following a business combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management.
Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise indicated, or the context otherwise requires, references to:

•
“4.95% anchor investors” are to the qualified institutional buyers or institutional accredited investors which are not affiliated with us, our sponsor, our directors or any member of our management and that each purchased (i) 990,000 units in our initial public offering and (ii) 62,500 founder shares from our sponsor at their original purchase price of approximately $0.003 per founder share;

•
“9.0% anchor investor” are to the qualified institutional buyer or institutional accredited investor which is not affiliated with us, our sponsor, our directors or any member of our management and that purchased (i) 1,800,000 units in our initial public offering and (ii) 113,636 founder shares from our sponsor at their original purchase price of approximately $0.003 per founder share;

•
“9.9% anchor investors” are to the qualified institutional buyers or institutional accredited investors which are not affiliated with us, our sponsor, our directors or any member of our management and that each purchased (i) 1,980,000 units in our initial public offering and (ii) 125,000 founder shares from our sponsor at their original purchase price of approximately $0.003 per founder share;

•	“additional anchor investors” are to, collectively, the 4.95% anchor investors, the 9.0% anchor investor and the 9.9% anchor investors;

•
“anchor investor” are to certain investment funds and accounts managed by Atalaya Capital Management LP (each of which is a member of our sponsor), which purchased an aggregate of $19,800,000 of units in our initial public offering;

•	“common stock” are to our Class A common stock and our Class B common stock, collectively;

•	“Crestview” are to Crestview Advisors, L.L.C. Crestview LOCC Investors, LLC, an affiliate of Crestview that is under common control with Crestview, is a managing member of our sponsor;

•	“DGCL” are to the Delaware General Corporation Law;

•
“founder shares” are to shares of our Class B common stock held by our initial stockholders prior to our initial public offering, and held by our initial stockholders and our additional anchor investors after our initial public offering and, in each case, and the shares of our Class A common stock issued upon the conversion thereof as provided herein;

•	“GAAP” are to the accounting principles generally accepted in the United States of America;

•	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

•	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

•	“initial public offering” are to the initial public offering that was consummated by the Company on September 27, 2021;

•	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

•	“Jefferies” are to Jefferies LLC, a book-running manager of our initial public offering;

•	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

•	“management” or our “management team” are to our officers and directors;

•	“NYSE” are to the New York Stock Exchange;

•	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

•	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

•
“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

•
“public stockholders” are to the holders of our public shares, including our initial stockholders, additional anchor investors and/or members of our management team to the extent our initial stockholders, additional anchor investors and/or members of our management team purchase public shares; provided that each initial stockholder’s, additional anchor investor’s and/or member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

•	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in such offering or thereafter in the open market);

•	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

•
“sponsor” are to LOCC Sponsor, LLC, a Delaware limited liability company; Our sponsor is controlled by its managing members, Live Oak Merchant Partners and an affiliate of Crestview, and owned by members of our management, other members of our board of directors, Atalaya Capital Management LP and other individuals and institutions;

•
“trust account” are to the trust account in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer& Trust Company acting as trustee, into which we deposited certain proceeds from our initial public offering and the sale of the private placement warrants;

•	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants; and

•	“we,” “us,” “Company” or “our company” are to Live Oak Crestview Climate Acquisition Corp.

PART I

Item 1.	Business
Overview
Live Oak Crestview Climate Acquisition Corp. is a blank check company formed on February 12, 2021 as a Delaware corporation whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to herein as our initial business combination. We have generated no operating revenues to date and we will not generate operating revenues until we consummate our initial business combination.
Our initial public offering
On September 27, 2021, we consummated our initial public offering of 20,000,000 units. Each unit consists of one share of our Class A common stock and one-third
of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to us of $200,000,000.
Simultaneously with the closing of our initial public offering, we also consummated the sale of 4,666,666 private placement warrants at a price of $1.50 per private placement warrant in a private placement to our sponsor, generating gross proceeds of $7,000,000. The private placement warrants are identical to the warrants underlying the units sold in our initial public offering, except that the private placement warrants (i) are not redeemable by us, (ii) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) the holders thereof (including with respect to shares of Class A common stock issuable upon exercise of such warrants) are entitled to registration rights..
A total of $200,000,000 of the proceeds from our initial public offering and the sale of the private placement warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
We must complete our initial business combination by September 27, 2023, 24 months from the closing of our initial public offering. If our initial business combination is not consummated within the allotted time, then our existence will terminate, and we will distribute all amounts in the trust account.
Our units, public shares and public warrants are each traded on the NYSE under the symbols “LOCC.U,” “LOCC” and “LOCC WS,” respectively. Our units commenced public trading on September 23, 2021, and our public shares and public warrants commenced separate public trading on November 15, 2021.
Our Company
We are a blank check company whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Although we may pursue an investment opportunity in any business or industry, we intend to pursue business combinations with companies in the climate and sustainability spaces (collectively, “Climate and Sustainability”) which facilitate the Circular Economy, progress via the energy transition away from fossil fuels, enhance food chain continuity, recycling and alternative sourcing, as well as mitigate greenhouse gases and reduce plastic waste in the environment.
We are led by an experienced team of managers, operators and investors who have played important roles in helping build and grow profitable public and private businesses, both organically and through acquisitions, to create value for stockholders. Our team has experience operating and investing in a wide range of industries, bringing us a diversity of experiences as well as valuable expertise and perspective.

Our management team and board bring together the investment and sector expertise of Live Oak Merchant Partners (also referred to as “LOMP”) with the financial acumen and deal flow of Crestview. The relationship between Crestview and LOMP CEO, Richard Hendrix, spans more than a decade, and Mr. Hendrix currently serves as an operating executive to Crestview and as chairman of one of its portfolio companies.
Both our Chief Executive Officer, Richard Hendrix, and our President, Gary Wunderlich, were members of the management team of Live Oak Acquisition Corp. (NYSE: LOAK), which we refer to herein as LOAK, a blank check company that consummated its initial public offering of $200,000,000 in May 2020. On December 29, 2020, LOAK consummated an initial business combination with Meredian Holdings Group, Inc., a Georgia corporation d/b/a Danimer Scientific, a leading developer and manufacturer of biodegradable plastic materials. Upon the closing of the transaction, LOAK was renamed Danimer Scientific, Inc., and its Class A common stock and warrants began trading on the NYSE under the symbols “DNMR” and “DNMR WS”, respectively.
Each of our Chief Executive Officer, Richard Hendrix, our President, Gary Wunderlich, and our Chief Operating Officer, Adam Fishman, was a member of the management team of Live Oak Acquisition Corp. II (NYSE: LOKB), which we refer to herein as LOKB, a blank check company that announced on October 19, 2021 that it had consummated an initial business combination with Navitas Semiconductor, an industry leader in gallium nitride (“GaN”) power integrated circuits (“ICs”). Upon the closing of the transaction, Navitas Semiconductor became a wholly owned subsidiary of LOKB, and its common shares and warrants began trading on the Nasdaq under the symbols “NVTS” and “NVTSW”, respectively.
Each of our Chief Executive Officer, Richard Hendrix, our President, Gary Wunderlich, and our Chief Operating Officer, Adam Fishman, is a member of the management team of Live Oak Mobility Acquisition Corp. (NYSE: LOKM), which we refer to herein as LOKM, a blank check company that consummated its initial public offering of $253,000,000 in March 2020. LOKM is currently seeking to consummate an initial business combination.
We believe that potential sellers of target businesses will view the fact that our management team has successfully negotiated two business combinations as a positive factor in considering whether or not to enter into a business combination with us. However, the past performance of our management team, or their respective affiliates, LOAK, LOKB or LOKM is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical record of our management team, or their respective affiliates, LOAK, LOKB, LOKM or our board of directors as indicative of our future performance.
Our officers and directors may become an officer or director of another special purpose acquisition company with a class of securities intended to be registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), even before we have entered into a definitive agreement regarding our initial business combination.
Business Strategy
Our business strategy is to identify and complete our initial business combination with a company that can benefit from (i) the managerial and operational experience of our management team (ii) additional capital and (iii) access to public securities markets. Our acquisition selection process leverages our management team’s network of potential transaction sources, ranging from owners and directors of private and public companies, private equity funds, investment bankers, lenders, attorneys, accountants and other trusted advisors across various sectors. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of acquisition opportunities. Since our initial public offering, we have utilized the network and industry experience of our management team in seeking an initial business combination and employed our business combination strategy. This network has been developed through our management team’s:

•	extensive experience in both investing in and operating in a variety of industries;

•	managerial experience marketing and growing businesses;

•	experience in sourcing, structuring, acquiring, operating, developing, growing, financing and selling businesses;

•	relationships with sellers, financing providers and target management teams; and

•	experience in executing transactions in a variety of industries under varying economic and financial market conditions.
These networks provide our management team with a robust flow of acquisition opportunities. In addition, target business candidates are brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, family offices, consultants, accounting firms and large business enterprises.
Acquisition Criteria
Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We have and intend to continue to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We are seeking candidates with an enterprise value of between $500 million and $2.0 billion, and we are seeking to acquire companies that we believe:

•	have a defensible market position, with demonstrated advantages when compared to their competitors and which create barriers to entry against new competitors;

•	are at an inflection point or are able to take advantage of public currency in order to drive improved financial performance;

•	have a diversified customer base better positioned to endure economic downturns and changes in the industry landscape;

•	have strong, experienced management teams, or a platform that will allow us to assemble an effective management team with a track record of driving growth and profitability;

•	provide a scalable platform for add-on acquisitions, which we believe will be an opportunity for our management team to deliver incremental stockholder value post-acquisition;

•	generate attractive returns on capital and have a compelling use for capital to achieve their growth strategy;

•	exhibit unrecognized value or other characteristics that we believe have been overlooked by the marketplace based on our analysis and due diligence review; and

•
can benefit from being publicly-traded, are prepared to be a publicly-traded company, are capable of generating consistent returns in excess of cost of capital, and can effectively utilize access to the capital markets.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Sourcing of Potential Initial Business Combination Targets
Our management team and sponsor has developed a broad network of contacts and corporate relationships. This network has been developed through their experience in sourcing, acquiring, operating, developing, growing, financing and selling businesses; reputations for integrity and fair dealing with sellers, capital providers and target management teams; and experience in executing transactions under varying economic and financial market conditions. This network has provided our management team and sponsor with a flow of referrals that have resulted in numerous transactions. We believe that the network of contacts and relationships of our management team and sponsor provide us with an important source of business combination opportunities.
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, executive officers or directors, or completing the initial business combination through a joint venture or other form of shared ownership with our sponsor, executive officers or directors. In the event we seek to complete our initial business combination with a target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that our initial business combination is fair to our company from a financial point of view.
If any of our executive officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Certain of our executive officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We believe, however, that the fiduciary duties or contractual obligations of our officers and directors will not materially affect our ability to complete our initial business combination.
Initial Business Combination
NYSE rules require that we must consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions). If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects.
We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may however, structure our initial business combination in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the NYSE’s 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as our initial business combination for purposes of seeking stockholder approval or conducting a tender offer, as applicable.

The net proceeds of our initial public offering and the sale of the private placement warrants released to us from the trust account upon the closing of our initial business combination may be used as consideration to pay the sellers of a target business with which we complete our initial business combination. If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemption of our public shares, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital. In addition, we may be required to obtain additional financing in connection with the closing of our initial business combination to be used following the closing for general corporate purposes as described above. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our sponsor, officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. Our amended and restated certificate of incorporation provides that, following our initial public offering and prior to the consummation of our initial business combination, we will be prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond September 27, 2023 or (y) amend the foregoing provisions, unless (in connection with any such amendment to our amended and restated certificate of incorporation) we offer our public stockholders the opportunity to redeem their public shares.
Our Business Combination Process
In evaluating prospective business combinations, we conduct a due diligence review process that encompasses, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors and, as applicable, on-site
inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate. We utilize the expertise of our management team and board of directors in analyzing companies and evaluating operating projections, financial projections and determining the appropriate return expectations given the risk profile of the target business.
Members of our management team may directly or indirectly own our common stock and warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.
Our sponsor and members of our management team are, in the ordinary course of business, continuously made aware of potential acquisition or investment opportunities, one or more of which we may desire to pursue for an initial business combination.
Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity, including, with respect to certain of our officers and directors, LOKM. Accordingly, if any of our officers or directors become aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity, including, with respect to certain of our officers and directors, LOKM. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination, as we believe any such opportunities presented (aside from LOKM) would be smaller than what we are interested in, in different fields than what we would be interested in, or that such fiduciary duties or contractual obligations are to entities that are not themselves in the business of engaging in business combinations. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.
Our Management Team
Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team will devote in any time period will vary based on the current stage of the initial business combination process.
Our management team’s operating and transaction experience and relationships with companies provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.
Status as a Public Company
We believe our structure makes us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A common stock (or shares of a new holding company) or for a combination of our shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.
Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses and market and other uncertainties in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.
Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following September 27, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates
exceeds $700 million as of the prior June 30th and (2) the date on which we have issued more than $1.0 billion in non-convertible
debt securities during the prior three-year period. References herein to emerging growth company will have the meaning associated with it in the JOBS Act.
Financial Position
We offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.
Effecting Our Initial Business Combination
We are not presently engaged in, and we will not engage in, any operations, other than the pursuit of our business combination, until we consummate our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.
If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemption of our public shares, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.
We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we are targeting businesses with enterprise values that are greater than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public stockholders, we may be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into. None of our sponsor, officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. Our amended and restated certificate of incorporation provides that, prior to the consummation of our initial business combination, we are prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond September 27, 2023 or (y) amend the foregoing provisions, unless (in connection with any such amendment to our amended and restated certificate of incorporation) we offer our public stockholders the opportunity to redeem their public shares.
Sources of Target Businesses
Target business candidates are brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses are also brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. Our officers and directors, as well as our sponsor and its affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows, conferences or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their respective industry and business contacts as well as their affiliates. While we have not and do not anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the Company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Although none of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket
expenses by a target business. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.
We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view. Potential target companies with whom we may engage in discussions may have had prior discussions with other blank check companies, bankers in the industry and/or other professional advisors including blank check companies with which our executive officers or board of directors were affiliated. We may pursue transactions with such potential targets (i) if such other blank check companies are no longer pursuing transactions with such potential targets, (ii) if we become aware that such potential targets are interested in a potential initial business combination with us and (iii) if we believe such transactions would be attractive to our stockholders.
If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has then-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, including, with respect to certain of our officers and directors, LOKM. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.
Selection of a Target Business and Structuring of our Initial Business Combination
NYSE rules require that we must consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions). The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.
In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of the NYSE’s 80% of net assets test.
To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.
In evaluating a prospective business target, we expect to conduct a due diligence review, which may encompass, among other things, meetings with incumbent ownership, management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.
The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification
For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.
Limited Ability to Evaluate the Target’s Management Team
Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.
We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.
Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.
Stockholders May Not Have the Ability to Approve Our Initial Business Combination
We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes
Under the NYSE’s listing rules, stockholder approval would be required for our initial business combination if, for example:

•	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

•
any of our directors, officers or substantial security holders (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or

•	the issuance or potential issuance of common stock will result in our undergoing a change of control.
Permitted Purchases of Our Securities
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, officers, advisors or their affiliates may purchase public shares or public warrants in privately-negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares or warrants our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and NYSE rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public
information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.
The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.
Our sponsor, officers, directors and/or any of their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately-negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests tendered by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata
share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination. Such persons would select the stockholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule
10b-18
under the Exchange Act will be made only to the extent such purchases are able to be made in compliance with Rule
10b-18,
which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule
10b-5
of the Exchange Act. Rule
10b-18
has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule
10b-5
of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.
Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination
We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account, as of December 31, 2021, was approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors will not be entitled to redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination. The additional anchor investors will not be entitled to redemption rights with respect to the founder shares held by them in connection with the completion of our initial business combination.
Manner of Conducting Redemptions
We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements.
Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. So long as we obtain and maintain a listing for our securities on the NYSE, we will be required to comply with the NYSE’s stockholder approval rules.
The requirement that we provide our public stockholders with the opportunity to redeem their public shares by one of the two methods listed above is contained in provisions of our amended and restated certificate of incorporation and will apply whether or not we maintain our registration under the Exchange Act or our listing on the NYSE. Such provisions may be amended if approved by holders of 65% of our common stock entitled to vote thereon.
If we provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting, we will:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and any public shares purchased during or after this offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. Pursuant to the investment agreements, the additional anchor investors have agreed to vote any founder shares held by them in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes
will have no effect on the approval of our initial business combination once a quorum is obtained. We intend to give not less than 10 days’ nor more than 60 days’ prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders and the additional anchor investors, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.
If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•
file tender offer documents with the SEC prior to completing our initial business combination, which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule
14e-1(a)
under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than the number of public shares we are permitted to redeem. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.
Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with Rule
10b5-1
to purchase shares of our Class A common stock in the open market, in order to comply with Rule
14e-5
under the Exchange Act.
We intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public stockholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public stockholders who elected to redeem their shares.

Our amended and restated certificate of incorporation provides that we will only redeem our public shares so long as such redemption would not cause our Class A common stock to be considered “penny stock” (as such term is defined in Rule
3a51-1
under the Exchange Act). This may require us to not redeem the public shares, or not close our initial business combination, if it would result in us having less than $5,000,001 in net tangible assets unless another exemption from the definition of “penny stock” is available. Additionally, a net tangible asset or cash requirement may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.
Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval
Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.
Delivering Stock Certificates in Connection with the Exercise of Redemption Rights
As described above, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have up to two business days prior to the vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.
Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.
If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata
share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.
If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target by September 27, 2023.
Redemption of Public Shares and Liquidation if no Initial Business Combination
Our amended and restated certificate of incorporation provides that we will have until September 27, 2023 to complete our initial business combination. If we are unable to complete our initial business combination by September 27, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by September 27, 2023.
Holders of our founder shares will not be entitled to liquidating distributions from the trust account with respect to the founder shares held by them if we fail to complete our initial business combination prior to September 27, 2023. However, if our sponsor, officers or directors or the additional anchor investors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within such time period.
Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to (A) modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination prior to September 27, 2023 or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial
business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. However, our amended and restated certificate of incorporation provides that we will only redeem our public shares so long as such redemption would not cause our Class A common stock to be considered “penny stock” (as such term is defined in Rule
3a51-1
under the Exchange Act). This may require us to not redeem the public shares, or not close our initial business combination, if it would result in us having less than $5,000,001 in net tangible assets unless another exemption from the definition of “penny stock” is available.
We expect to use the amounts held outside the trust account to pay for all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, if we do not complete an initial business combination prior to September 27, 2023, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.
If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share
redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share
redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.
Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to enter into an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to the Company, and will only enter into an agreement with such third party if our management believes that such third party’s engagement would be in the best interests of the Company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. WithumSmith+Brown, PC, our independent registered public accounting firm, and the underwriters of our initial public offering will not execute agreements with us waiving such claims to the monies held in the trust account.
In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share
redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors. Pursuant to a letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations, and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.
In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations, and believe that our sponsor’s only assets are securities of our company.
We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We may have access to use the amounts held outside the trust account to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000) but these amounts may be spent on expenses incurred as a result of being a public company or due diligence expenses on prospective business combination candidates. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata
portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination prior to September 27, 2023 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a
60-day
notice period during which any third-party claims can be brought against the corporation, a
90-day
period during which the corporation may reject any claims brought, and an additional
150-day
waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata
share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.
Furthermore, if the
pro rata
portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination prior to September 27, 2023, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination prior to September 27, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.
Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest released to us to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.
If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.
Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation to (A) modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination prior to September 27, 2023 or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial
business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination prior to September 27, 2023, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata
share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.
Competition
We expect to encounter competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.
Employees
We currently have three officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in.
Periodic Reporting and Financial Information
We have registered our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.
We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.
We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We have filed a Registration Statement on Form
8-A
with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates
exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible
debt during the prior three-year period.

Item 1A.	Risk Factors
As a smaller reporting company, we are not required to include risk factors in this annual report. However, below is a summary of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

•	We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•
Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

•
If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote any shares held by them, and the additional anchor investors have agreed to vote any founder shares held by them, in favor of such initial business combination, regardless of how our public stockholders vote.

•
If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

•	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	The additional anchor investors may have different interests than our other public stockholders.

•
Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your redemption rights, unless we seek stockholder approval of the business combination.

•
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an agreement for an initial business combination with a target.

•
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

•
The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

•
We may not be able to complete our initial business combination within the prescribed timeframe, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

•	We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

•
If we seek stockholder approval of our initial business combination, our sponsor, directors, officers or their affiliates may enter into certain transactions, including purchasing shares or warrants from the public, which may influence the outcome of a proposed business combination and reduce the public “float” of our securities.

•
If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus
(COVID-19)
outbreak and other events (such as the military conflict in Ukraine) and the status of debt and equity markets.

•
As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

•
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated September 22, 2021, as the same may be updated from time to time.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Facilities
Our executive offices are located at 40 S Main Street, #2550, Memphis, TN, 38103, and our telephone number is (901)
685-2865.
Our executive offices are currently provided to us by an affiliate of certain members of our management team. Commencing on September 22, 2021, we have agreed to pay an affiliate of our sponsor a total of $15,000 per month for utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.
There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our units, Class A common stock and warrants are each traded on the NYSE under the symbols “LOCC.U,” “LOCC” and “LOCC WS,” respectively. Our units commenced public trading on September 23, 2021, and our Class A common stock and warrants commenced separate public trading on November 15, 2021.
Holders
On March 31, 2022, there was one holder of record of our units, one holder of record of our Class A common stock and two holders of record of our warrants.
Securities Authorized for Issuance Under Equity Compensation Plans
None.
Recent Sales of Unregistered Securities
Simultaneously with the closing of our initial public offering, we also consummated the sale of 4,666,666 private placement warrants at a price of $1.50 per private placement warrant in a private placement to our sponsor, generating gross proceeds of $7,000,000. The private placement warrants are identical to the warrants underlying the units sold in our initial public offering, except that the private placement warrants (i) are not redeemable by us, (ii) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) the holders thereof (including with respect to shares of Class A common stock issuable upon exercise of such warrants) are entitled to registration rights.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Use of Proceeds from the Initial Public Offering
On September 27, 2021, we consummated our initial public offering of 20,000,000 units. Each unit consists of one share of our Class A common stock and one-third
of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to us of $200,000,000.
Simultaneously with the closing of our initial public offering, we also consummated the sale of 4,666,666 private placement warrants at a price of $1.50 per private placement warrant in a private placement to our sponsor, generating gross proceeds of $7,000,000. The private placement warrants are identical to the warrants underlying the units sold in the initial public offering, except that the private placement warrants (i) are not redeemable by us, (ii) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) the holders thereof (including with respect to shares of Class A common stock issuable upon exercise of such warrants) are entitled to registration rights.
A total of $200,000,000 of the proceeds from our initial public offering and the sale of the private placement warrants was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule
2a-7
under the Investment Company Act.

Item 6.	[Reserved.]
[Reserved.]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to “we,” “us,” “our” or the “Company” are to Live Oak Crestview Climate Acquisition Corp., except where the context requires otherwise. References to our “management” or our “management team” are to our officers and directors, and references to the “sponsor” are to LOCC Sponsor, LLC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Overview
We are a blank check company incorporated in Delaware on February 12, 2021. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.
Our sponsor is LOCC Sponsor, LLC, a Delaware limited liability company. The registration statement for our initial public offering was declared effective on September 22, 2021. On September 27, 2021, we consummated our initial public offering of 20,00,000 units. Each unit consists of one share of our Class A common stock, par value $0.0001 per share, and one-third
of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one share of our Class A common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to us of $200,000,000.
Simultaneously with the closing of our initial public offering, we consummated the private placement of 4,666,666 private placement warrants at a price of $1.50 per private placement warrant to our sponsor, generating proceeds of $7.0 million.
Upon the closing of our initial public offering and the private placement of private placement warrants, a total of $200,000,000, comprised of $196,400,000 of the proceeds from our initial public offering (which amount includes $6,300,000 of deferred underwriting commissions) and $3,600,000 of the proceeds from the sale of the private placement warrants, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee, and invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule
2a-7
under the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account as described below.
Our management has broad discretion with respect to the specific application of the net proceeds of our initial public offering and the sale of the private placement warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. There is no assurance that we will be able to complete a business combination successfully. We must complete one or more initial business combinations having an aggregate fair market value of at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions) at the time of the agreement to enter into the initial business combination. However, we will only complete a business combination if the post-business combination company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.
If we are unable to complete a business combination within 24 months from the closing of our initial public offering, or September 27, 2023, or during any extended period of time that we may have to consummate a business combination as a result of an amendment to our amended and restated certificate of incorporation (the “Combination

Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
Liquidity and Capital Resources
As of December 31, 2021, we had approximately $1.9 million in our operating bank account and working capital of approximately $2.0 million.
Our liquidity needs prior to the consummation of our initial public offering were satisfied through a payment of $25,000 from our sponsor to purchase the founder shares, and the loan proceeds from our sponsor of $125,500 under a promissory note. We repaid the promissory note in full on September 27, 2021. Subsequent to the consummation of our initial public offering, our liquidity has been satisfied through the net proceeds from the consummation of our initial public offering and the private placement of the private placement warrants held outside of the trust account.
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
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Results of Operations
Our entire activity since inception up to December 31, 2021 was in preparation for our formation and our initial public offering, and, subsequent to our initial public offering, identifying a target company for a business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest.
For the period from February 12, 2021 (inception) through December 31, 2021, we had net loss of approximately $983,000, which consisted of general and administrative expenses of approximately $934,000, and franchise tax expenses of approximately $56,000; offset by income from investments held in the Trust Account of approximately $4,000 and by income from investments held in the operating account of approximately $2,000.
Contractual Obligations
Administrative Support Agreement
On September 22, 2021, we entered into an agreement with an affiliate of our sponsor, pursuant to which we agreed to pay such affiliate a total of $15,000 per month for utilities and secretarial and administrative support through the earlier of consummation of our initial business combination and our liquidation.
Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket
expenses incurred by such persons in connection with activities on our behalf.

We incurred approximately $60,000 in general and administrative expenses—related party in the accompanying statement of operations for the period from February 12, 2021 (inception) through December 31, 2021.
Registration Rights
The holders of the founder shares, private placement warrants and warrants that may be issued upon conversion of working capital loans, if any (and any shares of Class A common stock issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of working capital loans and upon conversion of the founder shares) are entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of our initial public offering. The holders of at least $25 million in value of these securities are entitled to demand that we file a registration statement covering such securities and to require us to effect up to an aggregate of three underwritten offerings of such securities, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
We granted the underwriters a
45-day
option from the date of the underwriting agreement for our initial public offering to purchase up to 3,000,000 additional units to cover over-allotments, if any, at our initial public offering price less the underwriting discounts and commissions. On November 8, 2021, the over-allotment option expired unexercised.
The underwriters agreed not to take any commissions for the 2,000,000 units sold to certain investors identified by our sponsor. The underwriters were entitled to an underwriting discount of $0.20 per unit, or $3.6 million in the aggregate, paid upon the closing of our initial public offering. In addition, the underwriters will be entitled to a deferred fee of $0.35 per unit, or $6.3 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.
Critical Accounting Policies
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of our initial public offering, 20,000,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of our initial public offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.

Recent Accounting Pronouncements
Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on our financial statements.
Off-Balance
Sheet Arrangements
As of December 31, 2021, we did not have any
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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Item 10(f)(1) of Regulation
S-K
and are not required to provide the information otherwise required under this item. As of December 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of our initial public offering, including amounts in the trust account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data.
Reference is made to pages
F-1
through
F-19
 comprising a portion of this annual report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2021, as such term is defined in Rules

13a-15(e)

and

15d-15(e)

under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Management’s Annual	Report on Internal Controls over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

Item 9C.	Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Officers and Directors
As of the date of this annual report, our officers and directors are as follows:

Name	Age	Position
John P. Amboian	60	Chairman
Ashton Hudson	49	Director
Adam Klein	44	Director
Bhakti Mirchandani	43	Director
Richard J. Hendrix	56	Chief Executive Officer and Director and Director
Gary K. Wunderlich, Jr.	52	President, Chief Financial Officer, Secretary and Director
Adam J. Fishman	42	Chief Operating Officer
The experience of our directors and executive officers are as follows:
John P. Amboian
has served as our chairman since September 2021. From May 2020 to December 2020, he was a director of Live Oak Acquisition Corp. (NYSE: LOAK), previously a blank check company which consummated a business combination on December 28, 2020 with Meredian Holdings Group, Inc., a Georgia corporation d/b/a Danimer Scientific, a leading developer and manufacturer of biodegradable plastic materials. Mr. Amboian now serves as the lead independent director of Danimer Scientific. From December 2020 to October 2021, Mr. Amboian served as the chairman of Live Oak Acquisition Corp. II (NYSE: LOKB), a blank check company which consummated a business combination on October 19, 2021 with Navitas Semiconductor. an industry leader in GaN power ICs. Since March 2021, Mr. Amboian has served as a director of Live Oak Mobility Acquisition Corp., a blank check company which consummated its initial public offering of $253,000,000 in March 2021. Live Oak Mobility Acquisition Corp. is currently seeking to consummate an initial business combination. Mr. Amboian is a business leader with over 30 years of experience in mergers and acquisitions, capital management, product development, branding, and distribution for both privately held and public companies, across multiple industries. He served as Chairman and Chief Executive Officer of Nuveen Investments, Inc., or Nuveen (formerly NYSE: JNC), from 2007 to 2016. He was President of Nuveen from 1999 through 2007 after joining as its Chief Financial Officer from 1995 to 1999. During his time in leadership positions at Nuveen, Mr. Amboian participated in numerous M&A and capital markets transactions, including a leading role in Nuveen’s sale to an investment group led by Madison Dearborn, in 2007 and Nuveen’s sale process to TIAA (Teacher’s Insurance and Annuity Association of New York) in 2014. Mr. Amboian served on the Nuveen Mutual Funds board from 2007 through 2016 in addition to serving on Nuveen Investments’ public board from 1996 through 2007. Prior to Nuveen, Mr. Amboian was the Chief Financial Officer and Senior Vice President of Strategy of the Miller Brewing Company. He began his career in Corporate and International Finance at Kraft Foods, Inc., where he ended his tenure as Treasurer. Since 2013, Mr. Amboian has served at Madison Dearborn Partners as an industry advisor and is an Independent Director of the general partnership of Adams Street Partners, a private-markets investment firm. Additionally, since 2017 Mr. Amboian has been a senior advisor to Estancia Capital and since 2018 chaired the board of North Square Investments, a boutique asset management firm. Since 2020 Mr. Amboian has been chairman of Evanston Capital, a hedge fund alternative investment manager, and is on the advisory board of Cresset Capital Management, a wealth management firm. He also advises several small businesses on organic and inorganic growth initiatives through JA Capital Advisors, LLC. He received both his Bachelor’s degree and his M.B.A. from the University of Chicago. He is well-qualified to serve on our board due to his extensive finance, investment and operational background.

Ashton Hudson
has been a member of our board of directors since September 2021. Mr. Hudson is a Partner in Value Acquisition Fund, an acquisition, development and asset management company. Prior to beginning his investment career, Hudson practiced law with the firm of Parker, Hudson, Rainer & Dobbs LLP, where his legal practice was primarily focused on corporate finance, mergers and acquisitions, general corporate law and securities law. Mr. Hudson previously served as a director of Forestar Group, Inc. (NYSE: FOR), where he sat on the Audit, Compensation and Corporate Governance Committees, and a director of the Jacksonville Electric Authority, one of the largest municipally owned utilities in the United States, where he chaired the Audit and Finance Committees and served a two-year
term as Chairman of the Board. He currently serves on the Florida board of directors of Fifth Third Bank. Until its sale to Anticimex in February 2018, Hudson was the majority owner and Executive Chairman of Turner Pest Control, one of the largest and fastest growing pest control providers in the United States. Mr. Hudson earned his B.S., cum laude, in business and accountancy, from Wake Forest University in 1994. He received his J.D., magna cum laude, in 1997 from the Wake Forest University School of Law, where he was a Cooke Foundation Scholar, Articles Editor of the Law Review, member of the Moot Court Board and Order of the Coif.
Adam Klein
has been
a member of our board of directors since September 2021. Mr. Klein is a Partner at Crestview, a member of its investment committee and leads the firm’s efforts in Climate and Sustainability. Mr. Klein joined Crestview in 2007 and leads investments that span industry capabilities within energy and financial services, with a focus on climate adaptation. Prior to joining Crestview in 2007, Mr. Klein worked as an investment professional at Centennial Ventures, Inc., where he invested in early- to mid-stage
companies across multiple industries. Before joining Centennial Ventures, Mr. Klein worked in the Mergers & Acquisitions group at Compass Partners from 2001 to 2003, advising corporations and private equity firms on a wide range of transactions. Previously, Mr. Klein worked in the Media & Telecom group at Donaldson, Lufkin & Jenrette and then Credit Suisse from 2000 through 2001. Mr. Klein received an M.B.A. from Harvard Business School and an A.B., cum laude, in Economics from Harvard College. Mr. Klein has served on the board of directors of Upwell Water HoldCo, LLC, a specialty finance company focused on providing capital markets solutions to small and medium sized water infrastructure assets since July 2019. He has served as a director of U.S. Well Services, Inc. (NASDAQ: USWS) since November 2018 and currently serves as the Chairman of its Nominating and Corporate Governance Committee and a member of its Compensation Committee. He has also served as a director of CP Energy Holdings, LLC a crude oil marketing and logistics business since May 2013, and W Energy Partners II LLC, a non-operated
E&P company since December 2018. He previously served on the board of directors of public companies Select Energy Services, Inc. (NYSE: WTTR) from November 2016 to May 2020 and FBR & Co. (formerly NASDAQ: FBRC) from February 2010 to June 2014, in addition to several private company and non-profit
boards.
Bhakti
Mirchandani
has been a member of our board of directors since September 2021. Ms. Mirchandani is Managing Director of Responsible Investing at Trinity Church Wall Street, a thriving Episcopal community in lower Manhattan. Previously, Ms. Mirchandani was Managing Director at FCLTGlobal from 2018 to 2020 and ESG advisor to Corbin Capital from 2019 to 2020. Prior to these roles, Ms. Mirchandani was a Senior Vice President at One William Street Capital Management from 2013 to 2018, Global Relationship Director for Global Development Organizations and Microfinance Specialist at Barclays Capital/Lehman Brothers (during 2004, from 2005 to 2008, and from 2011 to 2013, respectively), Vice President at Bangalore-based Unitus Capital from 2009 to 2011, founder of what is now the Citi Microentrepreneurship Awards from 2004 to 2005, micropension consultant to Women’s World Banking from 2001 to 2003, and equity research analyst at Salomon Smith Barney from 2000 to 2001. Ms. Mirchandani advises or serves on the investment committees or boards of a number of sustainable investing organizations. Her sustainable investing work has been featured in the NYTimes, the Financial Times, Harvard Business Review, Institutional Investor, and CNBC. Ms. Mirchandani teaches an impact finance class in Columbia’s Masters in Sustainability Management Program, serves on the Board of Commissioners for the New York State Insurance Fund, contributes monthly sustainable investing articles to Forbes.com, and is a Life Member at the Council on Foreign Relations. She holds an AB, cum laude, from Harvard College, an MBA and the Dean’s Award from Harvard Business School, and an MPA from Harvard Kennedy School.
Richard J. Hendrix
has been our Chief Executive Officer and a member of our Board of Directors since inception. Since January 2021, Mr. Hendrix has served as a director and Chief Executive Officer of Live Oak Mobility Acquisition Corp., a blank check company which consummated its initial public offering of $253,000,000 in March 2021. Live Oak Mobility Acquisition Corp. is currently seeking to consummate an initial business combination. From January 2020 to December 2020, he was an officer and director of Live Oak Acquisition Corp. (NYSE: LOAK), previously a blank check company which announced on October 5, 2020 that it had entered into a definitive agreement to consummate a business combination transaction with Meredian Holdings Group, Inc., a Georgia corporation d/b/a Danimer Scientific, a leading developer and manufacturer of biodegradable plastic materials, which transaction closed in the fourth quarter of 2020. From August 2020 to October 2021, Mr. Hendrix served as the chief executive officer and a director of Live Oak Acquisition Corp. II (NYSE: LOKB), a blank check company which consummated a business combination on October 19, 2021 with Navitas Semiconductor, an industry leader in GaN power ICs. Mr. Hendrix continues to serve as a director of Navitas. He has significant experience in executive leadership, corporate strategy, M&A, capital markets, and corporate finance for public companies. Over the course of his career, Mr. Hendrix has worked extensively with issuers and investors focused on companies in the financial services, real estate, energy, industrial, and business and consumer services sectors. He has led dozens of initial equity offerings for founder-led
and sponsor-backed companies primarily within the banking, insurance, and real estate sectors. Additionally, Mr. Hendrix has considerable experience advising chief executives, boards of directors, and large shareholders regarding strategy, capital structure, and capital access. Since March 2020, Mr. Hendrix has served as a board member of America’s Lift Chair, LLC, a medical equipment supplier. He has significant leadership experience in the financial industry, having served as Chief Executive Officer of FBR & Co., or FBR (formerly NASDAQ: FBRC), a capital markets firm, from 2009 to 2017, and Chairman from 2012 to 2017. Mr. Hendrix helped FBR grow into a leading bookrunner for initial common stock offerings for middle market U.S. companies. While at FBR Mr. Hendrix oversaw the growth of the company and oversaw numerous strategic transactions while in his role as Chairman and Chief Executive Officer at FBR, ultimately executing a merger with B. Riley Financial, Inc. (NASDAQ: RILY) in 2017. Following the merger, Mr. Hendrix served as director of B. Riley Financial until October 2017. Prior to his tenure as Chief Executive Officer of FBR, Mr. Hendrix served as Arlington Asset Investment Corp.’s (NYSE: AAOC) President and Chief Operating Officer from 2004 to 2007 and its Chief Investment Officer from 2003 to 2004. Previously, he was the President and Chief Operating Officer of FBR Asset Investment Corporation and concurrently headed the Real Estate and Diversified Industrials Investment Banking groups of FBR. Prior to FBR, Mr. Hendrix was a Managing Director in PNC Capital Markets’ investment banking group and headed PNC’s asset-backed securities business. Mr. Hendrix is a co-founder
and Managing Partner of Live Oak Merchant Partners, a merchant bank providing capital and advisory services to middle market companies across several industries. Mr. Hendrix also currently serves as a Crestview operating executive, and is currently the Chairman of PMC Consolidated Holdings LLC, the partner company of Protect My Car, a Crestview portfolio company that provides extended auto warranty plans to consumers. Mr. Hendrix’s relationship with Crestview began with Crestview’s investment in FBR. Mr. Hendrix is also the Founder and Chief Executive Officer of RJH Management Co, a privately held investment management business. Mr. Hendrix received his B.S. in Finance from Miami University. He is well-qualified to serve on our board due to his extensive finance, investment and advisory background.
Gary K. Wunderlich, Jr.
has been our President, Chief Financial Officer, Secretary and a member of our board of directors since inception. Since January 2021, Mr. Wunderlich has served as President and Chief Financial Officer of Live Oak Mobility Acquisition Corp., a blank check company which consummated its initial public offering of $253,000,000 in March 2021. Live Oak Mobility Acquisition Corp. is currently seeking to consummate an initial business combination. He was an officer, since its inception and until December 2020, of Live Oak Acquisition Corp. (NYSE: LOAK), previously a blank check company which announced on October 5, 2020 that it had entered into a definitive agreement to consummate a business combination transaction with Meredian Holdings Group, Inc., a Georgia corporation d/b/a Danimer Scientific, a leading developer and manufacturer of biodegradable plastic materials, which transaction closed in the fourth quarter of 2020. From August 2020 to October 2021, Mr. Wunderlich served as an officer for Live Oak Acquisition Corp. II (NYSE: LOKB), a blank check company which consummated a business combination on October 19, 2021 with Navitas Semiconductor, an industry leader in GaN power ICs. Mr. Wunderlich continues to serve as a director of Navitas. Mr. Wunderlich is
Co-Founder
and Managing Partner of Live Oak Merchant Partners, a merchant bank providing capital and advisory services to middle market companies across a wide range of industries. Prior to co-founding
Live Oak Merchant Partners in 2017, Mr. Wunderlich was the Founder and Chief Executive Officer of Wunderlich Securities, Inc., or WSI, a full-service investment banking and brokerage firm, from 1996 until its successful merger in 2017 with B. Riley Financial, Inc. (NASDAQ: RILY). Following the merger, Mr. Wunderlich served as a Director of B. Riley from 2017 to July 2018 and remained Chief Executive Officer of WSI (rebranded B Riley Wealth) until November 2018. As Chief Executive Officer of WSI, Mr. Wunderlich was involved in all aspects of company growth from a virtual start-up
into a full-service investment bank. Mr. Wunderlich has also been consistently involved in securities industry organizations throughout his career. From 2016 to 2018, Mr. Wunderlich was a member of the Securities Industry and Financial Markets Association’s (“SIFMA”) National Board of Directors. He was also a founding board member of the American Securities Association from its inception in 2016 until 2018. Mr. Wunderlich also served in various capacities with the Financial Industry Regulatory Authority (FINRA) including serving on the National Advisory Board, serving on the District 5 Committee as both a Member and Chairman, and serving as a Member of the National Membership Council. Since February 2022, Mr. Wunderlich has served as a member of the Board of Directors for Valuence Merger Corp (NASDAQ: VMCA) a special purpose acquisition company focused on targets in Asia (ex. China, Hong Kong and Macau). Since March 2020, Mr. Wunderlich has served as a board member of America’s Lift Chair, LLC, a medical equipment supplier. Since 2005, Mr. Wunderlich has been a member of the Young Presidents’ Organization and participates in the Family Business, Family Office, Financial Services and Entrepreneurship and Innovation Networks. He was inducted into the Society of Entrepreneurs in 2014 and has served as a Director since 2016. He is also the Managing Member of Eighty Park Avenue Partners LLC, a family investment vehicle. Mr. Wunderlich received a B.A.in Economics from the University of Virginia and an M.B.A. from the University of Memphis.
Adam J. Fishman
has been our Chief Operating Officer since inception. Since January 2021, Mr. Fishman has served as Chief Operating Officer of Live Oak Mobility Acquisition Corp., a blank check company which consummated its initial public offering of $253,000,000 in March 2021. Live Oak Mobility Acquisition Corp. is currently seeking to consummate an initial business combination. From August 2020 to October 2021, Mr. Fishman served as an officer of Live Oak Acquisition Corp. II (NYSE: LOKB), a blank check company which consummated a business combination on October 19, 2021 with Navitas Semiconductor, an industry leader in GaN power ICs. Mr. Fishman is currently a Managing Partner at Live Oak Merchant Partners, a merchant bank providing capital and advisory services to middle market companies across several industries. Mr. Fishman joined the firm from Jefferies, where he was a Managing Director and Head of the Permanent Capital Group, Distribution. Mr. Fishman originated and executed blank check company transactions, including the initial public offering, assisting management in evaluating targets for merger consideration, and structuring and executing PIPE investments to support mergers. He was also responsible for originating and marketing
Pre-IPO
private placements for companies across all industries. Prior to joining Jefferies, Mr. Fishman was an Executive Vice President and Head of Institutional Brokerage at FBR & Co. FBR was a publicly traded middle market investment bank, specializing in capital raising and securities trading across seven industry groups. Mr. Fishman joined FBR in 2004, steadily expanding his role throughout a
13-year
tenure. As a member of the firm’s Executive Committee, Mr. Fishman was a key contributor to the firm’s strategic vision and execution. Mr. Fishman also served on FBR’s Commitment Committee, where he was responsible for analyzing, structuring and selling all public and private investment offerings. Mr. Fishman began his career as an Associate Director in the New York office of CIBC World Markets. Mr. Fishman received a Bachelor of Arts in Sociology from Brandeis University.
Prior Blank Check Experience
Both our Chief Executive Officer, Richard Hendrix, and our President, Gary Wunderlich, were members of the management team of Live Oak Acquisition Corp. (NYSE: LOAK), which we refer to herein as LOAK, a blank check company that consummated its initial public offering of $200,000,000 in May 2020. On December 29, 2020, LOAK consummated an initial business combination with Meredian Holdings Group, Inc., a Georgia corporation d/b/a Danimer Scientific, a leading developer and manufacturer of biodegradable plastic materials. Upon the closing of the transaction, LOAK was renamed Danimer Scientific, Inc., and its Class A common stock and warrants began trading on the NYSE under the symbols “DNMR” and “DNMR WS”, respectively.
Each of our Chief Executive Officer, Richard Hendrix, our President, Gary Wunderlich, our management team and our Chief Operating Officer, Adam Fishman, is a member of the management team of Live Oak Acquisition Corp. II (NYSE: LOKB), which we refer to herein as LOKB, a blank check company that consummated its initial public offering of $253,000,000 in December 2020 and Live Oak Mobility Acquisition Corp. (NYSE: LOKM), which we refer to herein as LOKM, a blank check company that consummated its initial public offering of $253,000,000 in March 2020. LOKM is currently seeking to consummate an initial business combination. LOKB announced on May 7, 2021 that it had entered into a definitive agreement to consummate an initial business combination with Navitas, the industry leader in GaN power ICs, which is expected to close in the third quarter of 2021. We believe that we have further benefited from the valuable experience gained by our management team during the launch and operation of both LOKB and LOKM.

Number and Terms of Office of Officers and Directors
We have six directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with NYSE corporate governance requirements, we are not required to hold an annual meeting until one full year after our first fiscal year end following our listing on the NYSE.
The term of office of the first class of directors, consisting of Bhakti Mirchandani and Ashton Hudson will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Adam Klein and John Amboian, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Richard Hendrix and Gary Wunderlich, will expire at the third annual meeting of stockholders.
Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman or
Co-Chairmen
of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.
Committees of the Board of Directors
Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in
rules and a limited exception, NYSE rules and Rule
10A-3
of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and NYSE rules require that the compensation committee and nominating and corporate governance committee of a listed company each be comprised solely of independent directors.
Audit Committee
John Amboian, Ashton Hudson and Bhakti Mirchandani serve as members of our audit committee, and Mr. Amboian chairs the audit committee.
Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Amboian and Hudson and Ms. Mirchandani meet the independent director standard under NYSE listing standards and under Rule
10-A-3(b)(1)
of the Exchange Act.
Each member of the audit committee is financially literate and our board of directors has determined that John Amboian qualifies as an “audit committee financial expert” as defined in applicable SEC rules.
We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

•	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•
obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•
reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee
John Amboian, Ashton Hudson and Adam Klein serve as members of our compensation committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Messrs. Amboian, Klein and Hudson are independent and Mr. Hudson chairs the compensation committee.
We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
Other than the payment to an affiliate of our sponsor of $15,000 per month, for up to 24 months, for utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.
Nominating and Corporate Governance Committee
The members of our nominating and corporate governance are Ashton Hudson, Bhakti Mirchandani and Adam Klein. Ms. Mirchandani will serve as chair of the nominating and corporate governance committee.
The primary purposes of our nominating and corporate governance committee is to assist the board in:

•
identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

•	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.
The nominating and corporate governance committee is governed by a charter that complies with the rules of the NYSE.
Director Nominations
Our nominating and corporate governance committee will recommend to the board of directors candidates for nomination for election at the annual meeting of the stockholders. We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.
Code of Ethics
We have adopted a Code of Ethics applicable to our directors, officers and employees. We filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the registration statement of which the prospectus for our initial public offering is a part. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form
8-K.
Corporate Governance Guidelines
Our board of directors has adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chairman of the board, chief executive officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is posted on our website.

Item 11.	Executive Compensation.
None of our officers has received any cash compensation for services rendered to us. Other than the payment to an affiliate of our sponsor of $15,000 per month, for up to 24 months, for utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our officers and directors prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses
incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses
by a target business. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses
incurred in connection with identifying and consummating an initial business combination.
After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer documents furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.
We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2022 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors that beneficially owns shares of our common stock; and

•	all of our executive officers and directors as a group.

In the table below, percentage ownership is based on 25,000,000 shares of our common stock, consisting of (i) 20,000,000 shares of our Class A common stock, and (ii) 5,000,000 shares of our Class B common stock, issued and outstanding as of March 31, 2022. On all matters to be voted upon, the holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. The table below does not include the Class A common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this annual report.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Common Stock
LOCC Sponsor, LLC (3)(4)	5,000,000	20.0%
John P. Amboian	—	—
Richard J. Hendrix	—	—
Gary K. Wunderlich, Jr	—	—
Adam Fishman	—	—
Ashton Hudson	—	—
Adam Klein	—	—
Bhakti Mirchandani	—	—
All executive officers and directors as a group (seven individuals)	—	—
Atalaya Capital Management LP (5)	1,980,000	7.9%
Adage Capital Partners, L.P. (6)	1,800,000	7.2%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Live Oak Crestview Climate Acquisition Corp., 40 S Main Street, #2550, Memphis, TN 38103.
(2)
Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one
basis, subject to adjustment.

(3)
Our sponsor is the record holder of such shares. Each of Live Oak Merchant Partners and Crestview LOCC Investors, LLC, an affiliate of Crestview that is under common control with Crestview, are the managing members of our sponsor, and as such, each has voting and investment discretion with respect to the common stock held of record by our sponsor and may be deemed to have shared beneficial ownership of the common stock held directly by our sponsor. Each of our officers and directors holds a direct or indirect interest in our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(4)	Certain investment funds and accounts managed by Atalaya Capital Management LP are passive limited members in our sponsor.
(5)
According to a Schedule 13G/A filed with the SEC on December 14, 2021 by Atalaya Capital Management LP, a Delaware limited partnership (“ACM”), (i) ACM is the investment manager of Atalaya Special Purpose Investment Fund II LP, a Delaware limited partnership (“ASPIF II”), ACM ASOF VII (Cayman) Holdco LP, a Cayman Islands exempted limited partnership (“ASOF”), and ACM Alameda Special Purpose Investment Fund II LP, a Cayman Islands exempted limited partnership (“Alameda”); and (ii) Corbin Capital Partners, L.P., a Delaware limited partnership (“CCP”), is the investment manager of Corbin ERISA Opportunity Fund, Ltd., a Cayman Islands exempted company (“CEOF”), and Corbin Opportunity Fund, L.P., a Delaware limited partnership (“COF”). The shares reported herein are directly held by ASPIF II, ASOF, Alameda, CEOF and COF. As ASPIF II, ASOF and Alameda’s investment manager, ACM has the power to vote and direct the disposition of all shares held by ASPIF II, ASOF and Alameda. As CEOF and COF’s investment manager, CCP has the power to vote and direct the disposition of all shares held by CEOF and COF. ASPIF II, ASOF, Alameda, ACM, CEOF, Corbin Capital Partners GP, LLC, a Delaware limited liability company (“Corbin GP”), CCP and COF may be deemed members of a group, as defined in Rule
13d-5
under the Exchange Act, with respect to the shares. Such group may be deemed to beneficially own 1,980,000 shares. CEOF, COF, Corbin GP and CCP disclaim beneficial ownership over the shares held directly by ASPIF II, ASOF and Alameda. ASPIF II, ASOF and Alameda, and ACM disclaims beneficial ownership over the shares held directly by CEOF and COF. The address of the principal business office of each of ASPIF II, ASOF, Alameda and ACM is One Rockefeller Plaza, 32nd Floor, New York, NY 10020. The address of the principal business office of each of CEOF, COF, Corbin GP and CCP is 590 Madison Avenue, 31st Floor, New York, NY 10022.

(6)
According to a Schedule 13G filed with the SEC on October 7, 2021 by Adage Capital Partners, L.P., a Delaware limited partnership (“ACP”), the shares reported herein are directly owned by ACP. Adage Capital Partners GP, L.L.C., a Delaware limited liability company (“ACPGP”), is the general partner of ACP; Adage Capital Advisors, L.L.C., a Delaware limited liability company (“ACA”), is the managing member of ACPGP; Robert Atchinson is a managing member of ACA; and

Phillip Gross is a managing member of ACA. ACP has the power to dispose of and the power to vote the Class A common stock beneficially owned by it, which power may be exercised by its general partner, ACPGP. ACA, as managing member of ACPGP, directs ACPGP’s operations. Messrs. Atchinson and Gross, as managing members of ACA, have shared power to vote the Class A common stock beneficially owned by ACP. None of ACPGP, ACA, Mr. Atchinson or Mr. Gross directly own any Class A common stock. By reason of the provisions of Rule
13d-3
under the Exchange Act, ACPGP, ACA, Mr. Atchinson and Mr. Gross may be deemed to beneficially own the shares directly owned by ACP. The address of the business office of each of the reporting persons is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.
Our sponsor and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.
Changes in Control
Not applicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
In February 2021, 7,187,500 founder shares were issued to our sponsor in exchange for a capital contribution of $25,000, or approximately $0.003 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our initial public offering. In June 2021, our sponsor returned to us at no cost an aggregate of 1,437,500 founder shares, which we cancelled. Up to 750,000 founder shares were subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over-allotment option for our initial public offering was exercised. On November 8, 2021, the over-allotment option for our initial public offering expired unexercised, resulting in 750,000 founder shares that were subject to forfeiture being forfeited. The founder shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.
Our sponsor purchased an aggregate of 4,666,666 private placement warrants for a purchase price of $1.50 per warrant in a private placement that occurred simultaneously with the closing of our initial public offering. As such, our sponsor’s interest in this transaction is valued at $7,000,000. Each private placement warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share. The private placement warrants (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.
Commencing on September 22, 2021, we have agreed to pay Live Oak Merchant Partners, an affiliate of our sponsor, a total of $15,000 per month for utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.
No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket
expenses by a target business. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or any of their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket
expenses incurred by such persons in connection with activities on our behalf.
Our anchor investor purchased an aggregate of $19,800,000 of units in our initial public offering. Further, our anchor investor owns an approximate 8.3% interest in our sponsor and, therefore, has an indirect interest in the founder shares and private placement warrants that our sponsor owns. Our anchor investor has agreed with our sponsor that, if it owns less than 1,980,000 units at the time of a stockholder vote in connection with our initial business combination, or redeems any shares issued as part of such units in connection with our initial business combination, or votes any shares against our initial business combination, it will forfeit all of its indirect holdings of founder shares and warrants held within our sponsor. There can be no assurance as to what amount of equity our anchor investor will retain, if any, upon the consummation of our initial business combination. As a result of the founder shares and private placement warrants that our anchor investor may hold (directly or indirectly), it may have different interests with respect to a vote on an initial business combination than other public stockholders.
Our anchor investor will have the same rights to the funds held in the trust account with respect to the common stock underlying the units it may purchase in this offering as the rights afforded to our public stockholders. The anchor investor has not been granted any material additional stockholder or other rights, and has only been issued membership interests in our sponsor with no right to control our sponsor or vote or dispose of its allocable founder shares or private placement warrants (which will continue to be held by our sponsor until following our initial business combination). Further, other than as described above, the anchor investor is not required to: (i) vote any shares it may own at the applicable time in favor of our initial business combination or (ii) refrain from exercising its right to redeem its public shares at the time of our initial business combination.
Additionally, two 9.9% anchor investors, one 9.0% anchor investor and nine 4.95% anchor investors purchased 1,980,000 units, in the case of each 9.9% anchor investor, 1,800,000 units, in the case of the 9.0% anchor investor, and 990,000 units, in the case of each 4.95% anchor investor, in our initial public offering at the offering price of $10.00 per unit.
The additional anchor investors have not been granted any material stockholder or other rights in addition to those afforded to our other public stockholders. Further, the additional anchor investors are not required to (i) hold any units, shares of Class A common stock or warrants that they purchased in our initial public offering or thereafter for any amount of time, (ii) vote any shares of Class A common stock they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The additional anchor investors will have the same rights to the funds held in the trust account with respect to the shares of Class A common stock underlying the units they purchased in our initial public offering as the rights afforded to our other public stockholders.
There can be no assurance as to the amount of units the additional anchor investors will acquire or retain, if any, prior to or upon the consummation of our initial business combination.
The additional anchor investors have entered into separate investment agreements with us and our sponsor pursuant to which our sponsor sold 125,000 founder shares to each 9.9% anchor investor, 113,636 founder shares to the 9.0% anchor investor, and 62,500 founder shares to each 4.95% anchor investor, or an aggregate of 926,136 founder shares, in each case at their original purchase price of approximately $0.003 per founder share. Pursuant to the investment agreements, the additional anchor investors have agreed to (a) vote any founder shares held by them in favor of our initial business combination and (b) subject any founder shares held by them to the same lock-up
restrictions as the founder shares held by our sponsor.
In the event that our anchor investor and the additional anchor investors hold all of the units that they purchased in our initial public offering until prior to consummation of our initial business combination and vote their public shares in favor of our initial business combination, in addition to the founder shares, no affirmative votes from other public stockholders would be required to approve our initial business combination. However, the additional anchor investors are not required to vote any of their public shares in favor of our initial business combination or for or against any other matter presented for a stockholder vote.
The additional anchor investors may have different interests than our other public stockholders since their investments in the founder shares will generally be worthless if we do not consummate an initial business combination within the required timeframe. Because the additional anchor investors purchased founder shares for the same nominal purchase price paid for such shares by our sponsor, the anchor investors also have the potential to realize enhanced economic returns from their investment in us in comparison to our other public stockholders who have not purchased founder shares from our sponsor. Accordingly, the anchor investors may be more likely to favor any proposed initial business combination transaction even if our other public stockholders do not favor the transaction.
Prior to the consummation of our initial public offering, our sponsor agreed to loan us up to an aggregate of $300,000 to be used for a portion of the expenses of our initial public offering. As of September 27, 2021, we had borrowed $125,500 under such promissory note. This loan was non-interest
bearing, unsecured and due at the closing of our initial public offering. The loan was fully repaid on September 27, 2021.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.
We have agreed to indemnify our sponsor and its members (present and former), managers and affiliates and their respective present and former officers and directors to the fullest extent permitted under applicable law from any claims made by us or a third party in respect of any investment opportunities sourced by them or any liability arising with respect to their activities in connection with our affairs, to the extent that such indemnification, hold harmless and exoneration obligations with respect to such matters are not expressly covered by a separate written agreement between us and any such party. Such indemnity will provide that the indemnified parties cannot access the funds held in our trust account.
After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the proxy solicitation materials or tender offer documents, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such proxy solicitation materials or tender offer documents, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.
We have entered into a registration rights agreement with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the shares of Class A common stock issuable upon exercise of the foregoing and upon conversion of the founder shares.
Policy for Approval of Related Party Transactions
Our audit committee shall review and, if appropriate, approve or ratify any related person transactions and other significant conflicts of interest. A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) $120,000 in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or executive officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation
S-K
under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length
dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its stockholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy does not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Director Independence
NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Amboian, Klein and Hudson and Ms. Mirchandani are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services
The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC, or Withum, for services rendered.

For the Period from February 12, 2021 (inception) through December 31, 2021
Audit Fees	$96,820
Audit Related Fees	$—
Tax Fees	$—
All Other Fees	$—

Total	$96,820

We were formed in February 2021, and therefore did not incur any such fees in 2020.
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by Withum in connection with regulatory filings. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.
Audit-Related Fees
. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the period from February 12, 2021 (inception) through December 31, 2021, we did not pay Withum any audit-related fees.
Tax Fees
. Tax fees consist of fees billed for tax planning services and tax advice for the period from February 12, 2021 (inception) through December 31, 2021. During the period from February 12, 2021 (inception) through December 31, 2021, we did not pay Withum any tax fees.
All Other Fees
. We did not pay Withum for other services for the period from February 12, 2021 (inception) through December 31, 2021.
Pre-Approval
Policy
Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve
all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve
all auditing services and permitted
non-audit
services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
(a)
(1) Financial Statements

(2) Financial Statements Schedules
All financial statements schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page
F-1
of this annual report.
(3) Exhibits
We hereby file as part of this annual report the exhibits listed in the attached Exhibit Index. Copies of such material can be obtained on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary
Not applicable.

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40832) filed with the SEC on September 28, 2021).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-253895) filed with the SEC on March 4, 2021).

4.1	Public Warrant Agreement, dated September 22, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40832) filed with the SEC on September 28, 2021).

4.2	Private Warrant Agreement, dated September 22, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-40832) filed with the SEC on September 28, 2021).

4.3	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-253895) filed with the SEC on April 2, 2021).

4.4	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-253895) filed with the SEC on April 2, 2021).

4.5	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-253895) filed with the SEC on April 2, 2021).

4.6	Description of Securities of Live Oak Crestview Climate Acquisition Corp.

10.1	Letter Agreement, dated September 22, 2021, by and among the Company, its officers, its directors and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40832) filed with the SEC on September 28, 2021).

10.2	Investment Management Trust Agreement, dated September 22, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40832) filed with the SEC on September 28, 2021).

10.3	Registration Rights Agreement, dated September 22, 2021, by and between the Company, the Sponsor and certain anchor investors (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40832) filed with the SEC on September 28, 2021).

10.4	Private Placement Warrant Purchase Agreement, dated September 22, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40832) filed with the SEC on September 28, 2021).

10.5	Administrative Support Agreement, dated September 22, 2021, by and between the Company and Live Oak Merchant Partners LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40832) filed with the SEC on September 28, 2021).

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-253895) filed with the SEC on April 2, 2021).

10.7	Form of Investment Agreement among the Company, the Sponsor and the Anchor Investors (incorporated by reference to Exhibit 10.10 to the Company’s Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-253895) filed with the SEC on September 3, 2021).

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document—this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Live Oak Crestview Climate Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Live Oak Crestview Climate Acquisition Corp. (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from February 12, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for the period from February 12, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2021.
New York, New York
March 3
1
, 2022
PCAOB ID NUMBER 100

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.
BALANCE SHEET
DECEMBER 31, 2021

Assets:
Current assets:
Cash	$1,861,218
Prepaid expenses	874,815

Total current assets	2,736,033
Investments held in Trust Account	200,004,310

Total Assets	$202,740,343

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$116,923
Accrued expenses	610,748
Franchise tax payable	55,635

Total current liabilities	783,307
Deferred legal fees	150,000
Deferred underwriting commissions	6,300,000

Total liabilities	7,233,307
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 20,000,000 shares at redemption value of $10.00 per share	200,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; no non-redeemable shares issued or outstanding	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	—
Accumulated deficit	(4,493,464)

Total stockholders’ deficit	(4,492,964)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$202,740,343

The accompanying notes are an integral part of these financial statements.

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM FEBRUARY 12, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

General and administrative expenses	$873,724
General and administrative expenses - related party	60,000
Franchise tax expenses	55,635

Loss from operations	(989,359)

Other income:
Interest income from investments held in Trust Account	4,310
Interest income from operating account	2,075

Net loss	$(982,974)

Weighted average shares outstanding of Class A common stock, basic and diluted	5,944,272

Basic and diluted net loss per share, Class A common stock	$(0.09)

Weighted average shares outstanding of Class B common stock, basic and diluted	4,922,601

Basic and diluted net loss per share, Class B common stock	$(0.09)

The accompanying notes are an integral part of these financial statements.

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM FEBRUARY 12, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - February 12, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Sale of private placement warrants to Sponsor in private placement	—	—	—	—	7,000,000	—	7,000,000
Fair value of Public Warrants included in the Units sold in the Initial Public Offering			—	—	6,933,330	—	6,933,330
Offering costs associated with issuance of Public and Private Placement Warrants			—	—	(617,213)	—	(617,213)
Contribution from Sponsor upon sale of Founder Shares to Anchor Investors	—	—	—	—	6,834,884	—	6,834,884
Forfeiture of Class B common stock	—	—	(750,000)	(75)	75	—	—
Accretion for Class A common stock to possible redemption amount	—	—	—	—	(20,175,501)	(3,510,490)	(23,685,991)
Net loss	—	—	—	—	—	(982,974)	(982,974)

Balance - December 31, 2021	—	$—	5,000,000	$500	$—	$(4,493,464)	$(4,492,964)

The accompanying notes are an integral part of these financial statements.

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 12, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash Flows from Operating Activities:
Net loss	$(982,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income from investments held in Trust Account	(4,310)
Changes in operating assets and liabilities:
Prepaid expenses	(874,815)
Accrued expenses	520,082
Accounts payable	104,923
Franchise tax payable	55,636

Net cash used in operating activities	(1,181,458)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(200,000,000)

Net cash used in investing activities	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from note payable to related party	125,500
Repayment of note payable to related party	(125,500)
Proceeds received from initial public offering, gross	200,000,000
Proceeds received from private placement	7,000,000
Offering costs paid	(3,982,324)

Net cash provided by financing activities	203,042,676

Net increase in cash	1,861,218
Cash - beginning of the period	—

Cash - end of the period	$1,861,218

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$12,000
Offering costs included in accrued expenses	$90,665
Deferred legal fees	$150,000
Deferred underwriting commissions	$6,300,000
Value of Class B common stock transferred to Anchor Investors at Initial Public Offering	$6,834,884
The accompanying notes are an integral part of these financial statements.

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
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
All activity for the period from February 12, 2021 (inception) through December 31, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, the identification and evaluation of prospective acquisition targets for an initial Business Combination, and ongoing administrative and compliance matters. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income
in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.
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
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth
companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Risks and Uncertainties
Management continues to evaluate the impact of
the COVID-19 pandemic
on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.
Liquidity and Capital Resources
As of December 31, 2021, the Company had approximately $1.9 million in its operating bank account and working capital of approximately $2.0 million (investment income classified in the Trust Account is available to the Company for payment of its tax obligations).

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
The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021.
Investments Held in the Trust Account
The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheet.
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
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Upon completion of the Initial Public Offering, offering costs associated with the Class A common stock issued were charged against the carrying value of the Class A common stock subject to possible redemption and the offering costs associated with the private placement warrants were charged to stockholders’ equity (deficit). The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of the Initial Public Offering, 20,000,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital
(to the extent available) and accumulated deficit. This method would view the end of the reporting period as if it were also the redemption date for the security.

Net Loss Per Share of Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares because the Company assumes a Business Combination to be the most likely outcome. Net loss per common share is calculated by dividing the net loss by the weighted average shares of common stock outstanding for the respective period.
The calculation of diluted net loss per share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 11,333,332 shares of Class A common stock, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the period from February 12, 2021 (inception) through December 31, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock:

	For the period from February 12, 2021 (inception) through December 31, 2021
	Class A	Class B
Basic and diluted net loss per common stock:
Numerator:
Allocation of net loss	$(537,695)	$(445,279)
Denominator:
Basic and diluted weighted average common stock outstanding	5,944,272	4,922,601

Basic and diluted net loss per common stock	$(0.09)	$(0.09)

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2021, the Company had a full valuation allowance against the deferred tax assets.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.
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
 All share and per share amounts have been retroactively restated.
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
Related Party Loans
On February 12, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and payable upon the completion of the Initial Public Offering. The Company borrowed $125,500 under the Note and fully repaid on September 27, 2021. Subsequent to the repayment, the facility was no longer available to the Company.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the

Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.
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
Administrative Support Agreement
On September 22, 2021, the Company entered into an agreement with an affiliate of the Sponsor, pursuant to which the Company agreed to pay such affiliate a total of $15,000 per month for utilities and secretarial and administrative support through the earlier of consummation of the initial Business Combination and the Company’s liquidation. For the period from February 12, 2021 (inception) through
December 31, 2021, the Company incurred expenses of $60,000 under this agreement. As of December 31, 2021, the Company had $15,000 outstanding for services in connection with such agreement included in accrued expenses on the accompanying balance sheet.
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
Deferred Legal Fees
The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer an aggregate of $150,000 of their fees until the completion of the initial Business Combination. As of December 31, 2021, the Company recorded deferred legal fees of $150,000 in connection with such services on the accompanying balance sheet.
Note 6 – Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2021, there were 20,000,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the balance sheet.
The Class A common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds from Initial Public Offering	$200,000,000
Less:
Fair value of Public Warrants at issuance	(6,933,330)
Offering costs allocated to Class A common stock	(16,752,660)
Plus:
Accretion on Class A common stock subject to possible redemption amount	23,685,990

Class A common stock subject to possible redemption	$200,000,000

Note 7 — Stockholders’ Deficit
Preferred Stock—
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class
 A Common Stock—
The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2021, there were 20,000,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity on the balance sheet.
Class
 B Common Stock
— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2021, there were 5,000,000 shares of Class B common stock issued and outstanding (see Note 4).
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
Note 8—Warrants
As of December 31, 2021, the Company had 6,666,666 Public Warrants and 4,666,666 Private Placement Warrants outstanding.
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
Note 9 — Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$200,004,310	$—	$—
Level 1 assets include investments in a money market fund that invest solely in U.S. Treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the period from February 12, 2021 (inception) through December 31 2021.
Note 10 — Income Taxes
The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up
costs and are not currently deductible. There was no income tax expense for the period from February 12, 2021 (inception) through December 31, 2021.
The income tax provision (benefit) consists of the following:

For The Period from February 12, 2021 (inception) Through December 31, 2021
Current
Federal	$10,343
State	—
Deferred
Federal	196,082
State	—
Change in Valuation allowance	(206,425)

Income tax provision	$—

The Company’s net deferred tax assets are as follows:

December 31, 2021
Deferred tax assets:
Start-up/Organization costs	$196,082
Net operating loss carryforwards	10,343

Total deferred tax assets	206,425
Valuation allowance	(206,425)

Deferred tax asset, net of allowance	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. At December 31, 2021, the valuation allowance was approximately $206,000.

There were no unrecognized tax benefits as of December 31, 2021. No amounts were accrued for the payment of interest and penalties at December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

For The Period from February 12, 2021 (inception) Through December 31, 2021

Statutory federal income tax rate	21.0%
Change in valuation allowance	(21.0)%

Income Tax Expense	0.0%

Note 11 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.

Dated: March 31, 2022	By:	/s/ Richard J. Hendrix
Richard J. Hendrix
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard J. Hendrix	Chief Executive Officer and Director	March 31, 2022
Richard J. Hendrix

/s/ Gary K. Wunderlich, Jr.	President, Chief Financial Officer, Secretary and Director	March 31, 2022
Gary K. Wunderlich, Jr.

/s/ John P. Amboian	Chairman of the Board	March 31, 2022
John P. Amboian

/s/ Ashton Hudson	Director	March 31, 2022
Ashton Hudson

/s/ Adam Klein	Director	March 31, 2022
Adam Klein

/s/ Bhakti Mirchandani	Director	March 31, 2022
Bhakti Mirchandani