Form 10-Q
period 2022-03-31
Live Oak Crestview Climate Acquisition Corp.
filed 2022-05-16
CIK 1848323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

LIVE OAK CRESTVIEW CLIMATE
ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	001-40832		86-2044161
(State or other jurisdiction of incorporation or organization)	(Commission File Number)		(I.R.S. Employer Identification No.)

40 S. Main Street, #2550 Memphis, TN		38103
(Address Of Principal Executive Offices)		(Zip Code)
(901)
685-2865
Registrant’s telephone number, including area code
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-third of one redeemable warrant	LOCC II	NYSE
Class A common stock included as part of the units	LOCC	NYSE
Redeemable warrants included as part of the units	LOCC WS	NYSE
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
of the Exchange Act). Yes  ☒     No  ☐
As of
May 16, 2022
, there were 20,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,000,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.
Form
10-Q
For the quarterly period ended March 31, 2022

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements Operations for the Three Months Ended March 31, 2022 and for the Period from February 12, 2021 (Inception) Through March 31, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended March 31, 2022 and for the Period from February 12, 2021 (Inception) Through March 31, 2021	3
	Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 2022 and for the Period from February 12, 2021 (Inception) Through March 31, 2021	4
	Notes to Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits	20
Signatures		21

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$916,230	$1,861,218
Prepaid expenses	746,906	874,815

Total current assets	1,663,136	2,736,033
Investments held in Trust Account	200,024,450	200,004,310

Total Assets	$201,687,586	$202,740,343

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$142,171	$116,923
Accrued expenses	—	610,748
Franchise tax payable	50,000	55,636

Total current liabilities	192,171	783,307
Deferred legal fees	1,494,152	150,000
Deferred underwriting commissions	6,300,000	6,300,000

Total liabilities	7,986,323	7,233,307

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 20,000,000 shares at $10.00 per share as of March 31, 2022 and December 31, 2021	200,000,000	200,000,000

Stockholders’ Deficit:

Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; no non-redeemable shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	500	500
Additional paid-in capital	—	—
Accumulated deficit	(6,299,237)	(4,493,464)

Total stockholders’ deficit	(6,298,737)	(4,492,964)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$201,687,586	$202,740,343

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31, 2022	For The Period From February 12, 2021 (Inception) Through March 31, 2021
General and administrative expenses	$1,730,789	$1,964
General and administrative expenses - related party	45,000	—
Franchise tax expenses	51,672	25,803

Loss from operations	(1,827,461)	(27,767)

Other income:
Interest income from investments held in Trust Account	20,140	—
Interest income from operating account	1,548	—

Net loss	$(1,805,773)	$(27,767)

Weighted average shares outstanding of Class A common stock, basic and diluted	20,000,000	—

Basic and diluted net loss per share, Class A common stock	$(0.07)	$—

Weighted average shares outstanding of Class B common stock, basic and diluted	5,000,000	4,479,167

Basic and diluted net loss per share, Class B common stock	$(0.07)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	5,000,000	$500	$—	$(4,493,464)	$(4,492,964)
Net loss	—	—	—	—	—	(1,805,773)	(1,805,773)

Balance - March 31, 2022 (unaudited)	—	$—	5,000,000	$500	$—	$(6,299,237)	$(6,298,737)

FOR THE PERIOD FROM FEBRUARY 12, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - February 12, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(27,767)	(27,767)

Balance - March 31, 2021 (unaudited)	—	$—	5,750,000	$575	$24,425	$(27,767)	$(2,767)

(1)
This number includes up to 750,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option for the Company’s initial public offering was not exercised in full or in part by the underwriters (see Note 4). On November 8, 2021, the over-allotment option expired, resulting in 750,000 shares of Class B common stock that were subject to forfeiture being forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31, 2022	For The Period From February 12, 2021 (Inception) Through March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(1,805,773)	$(27,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income from investments held in Trust Account	(20,140)	—
Changes in operating assets and liabilities:
Prepaid expenses	127,909	—
Accrued expenses	733,404	—
Accounts payable	25,248	151
Franchise tax payable	(5,636)	25,803

Net cash used in operating activities	(944,988)	(1,813)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from note payable to related party	—	60,000
Offering costs paid	—	(74,990)

Net cash provided by financing activities	—	10,010

Net change in cash	(944,988)	8,197
Cash - beginning of the period	1,861,218	—

Cash - end of the period	$916,230	$8,197

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$—	$28,025
Offering costs included in accrued expenses	$—	$10,000
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
All activity for the period from February 12, 2021 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and subsequent to the Initial Public Offering, the identification and evaluation of prospective acquisition targets for an initial Business Combination, and ongoing administrative and compliance matters. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.
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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.
Liquidity and Capital Resources
As of March 31, 2022, the Company had approximately $0.9 million in its operating bank account and working capital of approximately $1.5 million (investment income classified in the Trust Account is available to the Company for payment of its tax obligations).
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
The accompanying condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the 3 months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022, or for any future period.
The accompanying condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form
10-K
filed by the Company with the SEC on March 31, 2022.
Use of Estimates
The preparation of the condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of income and expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in the Trust Account
The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets.
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
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Upon completion of the Initial Public Offering, offering costs associated with the Class A common stock issued were charged against the carrying value of the Class A common stock subject to possible redemption and the offering costs associated with the private placement warrants were charged to stockholders ‘deficit. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of the Initial Public Offering, 20,000,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.
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
The calculation of diluted net loss per share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 11,333,332 shares of Class A common stock, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2022 and for the period from February 12, 2021 (inception) through March 31, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock:

	For The Three Months Ended March 31, 2022		For The Period From February 12, 2021 (Inception) Through March 31, 2021
	Class A	Class B	Class B
Basic and diluted net loss per common stock:
Numerator:
Allocation of net loss	$(1,444,618)	$(361,155)	$(27,767)
Denominator:
Basic and diluted weighted average common stock outstanding	20,000,000	5,000,000	4,479,167

Basic and diluted net loss per common stock	$(0.07)	$(0.07)	$(0.01)

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2022 and December 31, 2021, the Company had a full valuation allowance against the deferred tax assets.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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

Note 4 — Related Party Transactions
Founder Shares
On February 17, 2021, the Sponsor purchased 7,187,500 shares of the Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares”), for an aggregate price of $25,000. In June 2021, the Sponsor returned to the Company at no cost an aggregate of 1,437,500 Founder Shares, which were cancelled, resulting in an aggregate of 5,750,000 shares of Class B common stock outstanding. All share and per share amounts have been retroactively restated. The Sponsor agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 8. 2021, the over-allotment option expired, resulting in 750,000 Founder Shares that were subject to forfeiture to be forfeited.
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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022, the Company had no borrowings under the Working Capital Loans.
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
Administrative Support Agreement
On September 22, 2021, the Company entered into an agreement with an affiliate of the Sponsor, pursuant to which the Company agreed to pay such affiliate a total of $15,000 per month for utilities and secretarial and administrative support through the earlier of consummation of the initial Business Combination and the Company’s liquidation. For the three months ended March 31, 2022 and for the period from February 12, 2021 (inception) through March 31, 2021, the Company incurred expenses of $45,000 and $0 under this agreement, respectively. As of March 31, 2022 and December 31, 2021, the Company has $15,000 outstanding for services in connection with such agreement included in accrued expenses on the accompanying condensed balance sheets.

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
Deferred Legal Fees
The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees until the completion of the initial Business Combination. As of March 31, 2022 and December 31, 2021, the Company recorded deferred legal fees of approximately $1.5 million and $150,000, respectively, in connection with such services on the accompanying condensed balance sheets.
Note 6 — Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 20,000,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.
The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

As of March 31, 2022
Gross proceeds	$200,000,000
Less:
Fair value of Public Warrants at issuance	(6,933,330)
Class A shares issuance costs	(16,752,660)
Plus:
Accretion of carrying value to redemption value	23,685,990

Class A common stock subject to possible redemption	$200,000,000

Note 7 — Stockholders’ Deficit
Preferred Stock—
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock—
The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 20,000,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity on the condensed balance sheets.
Class
 B Common Stock
— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 5,000,000 shares of Class B common stock issued and outstanding (see Note 4).
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
basis.
Note 8 — Warrants
As of March 31, 2022 and December 31, 2021, the Company had 6,666,666 Public Warrants and 4,666,666 Private Placement Warrants outstanding.
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
Note 9 — Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

March 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$200,024,450	$—	$—

December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$200,004,310	$—	$—
Level 1 assets include investments in a money market fund that invest solely in U.S. Treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2022.

Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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
Our sponsor is LOCC Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on September 22, 2021. On September 27, 2021, we consummated our Initial Public Offering of 20,00,000 units (the “Units”). Each Unit consists of one share of our Class A common stock, par value $0.0001 per share (“Class A Common Stock”), and one-third
of one redeemable warrant of the Company (“Warrant”), with each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $200,000,000.
Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 4,666,666 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $7.0 million (Note 4).
Upon the closing of our Initial Public Offering and the Private Placement, a total of $200,000,000, comprised of $196,400,000 of the proceeds from our Initial Public Offering (which amount includes $6,300,000 of deferred underwriting commissions) and $3,600,000 of the proceeds from the sale of the Private Placement Warrants, was placed in a U.S.-based trust account (“Trust Account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee, and invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
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

Liquidity and Capital Resources
As of March 31, 2022, we had approximately $0.9 million in our operating bank account and working capital of approximately $1.5 million.
Our liquidity needs prior to the consummation of our Initial Public Offering were satisfied through a payment of $25,000 from the Sponsor to purchase the Founder Shares (as defined in Note 4), and the loan proceeds from the Sponsor of $125,500 under a promissory note. We repaid the promissory note in full on September 27, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.
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
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of the condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of the condensed financial statements.
Results of Operations
Our entire activity since inception up to March 31, 2022 was in preparation for our formation and our Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.
For the three months ended March 31, 2022, we had net loss of approximately $1.8 million, which consisted of general and administrative expenses of approximately $1.8 million, and franchise tax expenses of approximately $52,000; offset by income from investments held in the Trust Account of approximately $20,000 and by income from investments held in the operating account of approximately $2,000.
For the period from February 12, 2021 (inception) through March 31, 2021, we had a net loss of approximately $28,000, which consisted of general and administrative expenses of approximately $2,000 and franchise tax expenses of approximately $26,000.
Contractual Obligations
Administrative Support Agreement
On September 22, 2021, we entered into an agreement with an affiliate of the Sponsor, pursuant to which we agreed to pay such affiliate a total of $15,000 per month for utilities and secretarial and administrative support through the earlier of consummation of our initial Business Combination and our liquidation.
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
Registration Rights
The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans, if any, (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of our Initial Public Offering. The holders of at least $25 million in value of these securities were entitled to demand that we file a registration statement covering such securities and to require us to effect up to an aggregate of three underwritten offerings of such securities, the holders have certain
“piggy-back”
registration rights with respect to registration statements filed subsequent to the completion of our initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.
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
Critical Accounting Policies
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of our initial public offering, 20,000,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.
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
Recent Accounting Pronouncements
Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on our condensed financial statements.
Off-Balance
Sheet Arrangements
As of March 31, 2022, we did not have any
off-balance
sheet arrangements.
JOBS Act
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, the condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
and are not required to provide the information otherwise required under this item. As of March 31, 2022, we were not subject to any market or interest rate risk. The net proceeds of our Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Except as set forth below, as of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our Annual Report on Form
10-K
filed with the SEC on March 31, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Changes in laws or regulations, or a failure to comply with any laws or regulations, may adversely affect our business, investments and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination, and results of operations.
On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Simultaneously with the closing of our Initial Public Offering, we consummated the Private Placement of 4,666,666 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $7.0 million. The Private Placement Warrants are identical to the warrants underlying the Units sold in our Initial Public Offering, except that the Private Placement Warrants

(i) are not redeemable by us, (ii) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of our initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) the holders thereof (including with respect to shares of Class A common stock issuable upon exercise of such warrants) are entitled to registration rights.
In connection with our Initial Public Offering, the Sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to a promissory note. This loan is non-interest
bearing and payable on the consummation of our Initial Public Offering. We borrowed an aggregate of $125,500 from the Sponsor under the loan. We repaid the promissory note in full on September 27, 2021.
Of the gross proceeds received from our Initial Public Offering and the Private Placement, $200,000,000 was placed in the Trust Account. The net proceeds of our Initial Public Offering and certain proceeds from the Private Placement are invested in U.S. government treasury bills with a maturity of 185 days or less and in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations.
We paid a total of approximately $3.6 million in underwriting discounts and commissions related to our Initial Public Offering. In addition, the underwriters agreed to defer $6.3 million in underwriting discounts and commissions.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40832) filed with the SEC on September 22, 2021).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-253895) filed with the SEC on March 4, 2021).

4.1	Public Warrant Agreement, dated September 22, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40832) filed with the SEC on September 22, 2021).

4.2	Private Warrant Agreement, dated September 22, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-40832) filed with the SEC on September 22, 2021).

4.3	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-253895) filed with the SEC on April 2, 2021).

4.4	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-253895) filed with the SEC on April 2, 2021).

4.5	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-253895) filed with the SEC on April 2, 2021).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document—this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
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

Dated: May 16, 2022	LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.

	By:	/s/ Gary K. Wunderlich, Jr.
	Name:	Gary K. Wunderlich, Jr.
	Title:	President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)