Form 10-Q
period 2022-06-30
Live Oak Crestview Climate Acquisition Corp.
filed 2022-08-11
CIK 1848323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

LIVE OAK CRESTVIEW CLIMATE

ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	001 - 40832	86-2044161
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

40 S. Main Street, #2550 Memphis, TN		38103
(Address Of Principal Executive Offices)		(Zip Code)
(901)
685-2865
Registrant’s telephone number, including area code
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-third of one redeemable warrant	LOCC.U	NYSE
Class A common stock included as part of the units	LOCC	NYSE
Redeemable warrants included as part of the units	LOCC WS	NYSE
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
As of August
10,
2022, there were 20,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,000,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.
Form
10-Q
For the quarterly period ended June 30, 2022

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements Operations for the Three and Six Months Ended June 30, 2022, for the Three Months Ended June 30, 2021 and for the Period from February 12, 2021 (Inception) Through June 30, 2021	2
	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the Three and Six Months Ended June 30, 2022, for the Three Months Ended June 30, 2021 and for the Period from February 12, 2021 (Inception) Through June 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and for the Period from February 12, 2021 (Inception) Through June 30, 2021	4
	Notes to Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	24
Signatures		25

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$744,964	$1,861,218
Prepaid expenses	618,996	874,815

Total current assets	1,363,960	2,736,033
Investments held in Trust Account	200,294,523	200,004,310

Total Assets	$201,658,483	$202,740,343

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$144,936	$116,923
Accrued expenses	—	610,748
Income tax payable	40,152	—
Franchise tax payable	100,000	55,636

Total current liabilities	285,088	783,307
Deferred legal fees	1,534,724	150,000
Deferred underwriting commissions	6,300,000	6,300,000

Total liabilities	8,119,812	7,233,307
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 20,000,000 shares at $10.003 and $10.000 per share as of June 30, 2022 and December 31, 2021, respectively	200,052,698	200,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; no non-redeemable shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued or outstanding as of June 30, 2022 and December 31, 2021	500	500
Additional paid-in capital	—	—
Accumulated deficit	(6,514,527)	(4,493,464)

Total stockholders’ deficit	(6,514,027)	(4,492,964)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$201,658,483	$202,740,343

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30,		For The Six Months Ended June 30, 2022	For The Period From February 12, 2021 (Inception) Through June 30, 2021
	2022	2021
General and administrative expenses	$298,626	$459	$2,029,415	$2,421
General and administrative expenses - related party	45,000	—	90,000	—
Franchise tax expenses	50,000	50,000	101,672	75,803

Loss from operations	(393,626)	(50,459)	(2,221,087)	(78,224)

Other income:
Interest income from investments held in Trust Account	270,073	—	290,213	—
Interest income from operating account	1,113	—	2,661	—

Net loss before income taxes	(122,440)	(50,459)	(1,928,213)	(78,224)
Income tax expense	(40,152)	—	(40,152)	—

Net loss	$(162,592)	$(50,459)	$(1,968,365)	$(78,224)

Weighted average shares outstanding of Class A common stock, basic and diluted	20,000,000	—	20,000,000	—

Basic and diluted net loss per share, Class A common stock	$(0.01)	$—	$(0.08)	$—

Weighted average shares outstanding of Class B common stock, basic and diluted	5,000,000	5,000,000	5,000,000	4,820,144

Basic and diluted net loss per share, Class B common stock	$(0.01)	$(0.01)	$(0.08)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	—	$—	5,000,000	$500	$—	$(4,493,464)	$(4,492,964)
Net loss	—	—	—	—	—	(1,805,773)	(1,805,773)

Balance - March 31, 2022 (unaudited)	—	—	5,000,000	500	—	(6,299,237)	(6,298,737)
Net loss	—	—	—	—	—	(162,592)	(162,592)
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	—	(52,698)	(52,698)

Balance - June 30, 2022 (unaudited)	—	$—	5,000,000	$500	$—	$(6,514,527)	$(6,514,027)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 12, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Common Stock				Additional Paid-In Capital		Total Stockholder’s Deficit
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance - February 12, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)(2)	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(27,767)	(27,767)

Balance - March 31, 2021 (unaudited)	—	—	5,750,000	575	24,425	(27,767)	(2,767)
Net loss	—	—	—	—	—	(50,459)	(50,459)

Balance - June 30, 2021 (unaudited)	—	$—	5,750,000	$575	$24,425	$(78,224)	$(53,224)

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

(2)
In June 2021, the Sponsor returned to the Company at no cost an aggregate of 1,437,500 shares of Class B common stock, which the Company cancelled, resulting in an aggregate of 5,750,000 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30, 2022	For The Period From February 12, 2021 (Inception) Through June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(1,968,365)	$(78,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income from investments held in Trust Account	(290,213)	—
Changes in operating assets and liabilities:
Prepaid expenses	255,819	—
Accrued expenses	(610,748)	—
Deferred legal fees	1,384,724	—
Accounts payable	28,013	—
Income tax payable	40,152	—
Franchise tax payable	44,364	75,803

Net cash used in operating activities	(1,116,254)	(2,421)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from note payable to related party	—	90,500
Offering costs paid	—	(110,516)

Net cash provided by financing activities	—	4,984

Net change in cash	(1,116,254)	2,563
Cash - beginning of the period	1,861,218	—

Cash - end of the period	$744,964	$2,563

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$—	$5,500
Offering costs included in accrued expenses	$—	$346,246
The accompanying notes are an integral part of these unaudited condensed financial statements.

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 - Description of Organization and Business Operations
Live Oak Crestview Climate Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on February 12, 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
All activity for the period from February 12, 2021 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and subsequent to the Initial Public Offering, the identification and evaluation of prospective acquisition targets for an initial Business Combination, and ongoing administrative and compliance matters. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.
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

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Capital Resources
As of June 30, 2022, the Company had approximately $0.7 million in its operating bank account and working capital of approximately $1.1 million (investment income classified in the Trust Account is available to the Company for payment of its tax obligations).
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
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022, or for any future period.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.
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
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Upon completion of the Initial Public Offering, offering costs associated with the Class A common stock issued were charged against the carrying value of the Class A common stock subject to possible redemption and the offering costs associated with the private placement warrants were charged to stockholders’ deficit. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The calculation of diluted net loss per share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 11,333,332 shares of Class A common stock, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from February 12, 2021 (inception) through June 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock:

	For The Three Months Ended June 30,
	2022		2021
	Class A	Class B	Class B
Basic and diluted net loss per common stock:
Numerator:
Allocation of net loss	$(130,074)	$(32,518)	$(50,457)
Denominator:
Basic and diluted weighted average common stock outstanding	20,000,000	5,000,000	5,000,000

Basic and diluted net loss per common stock	$(0.01)	$(0.01)	$(0.01)

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For The Six Months Ended June 30, 2022		For The Period From February 12, 2021 (Inception) Through June 30, 2021
	Class A	Class B	Class B
Basic and diluted net loss per common stock:
Numerator:
Allocation of net loss	$(1,574,692)	$(393,673)	$(78,224)
Denominator:
Basic and diluted weighted average common stock outstanding	20,000,000	5,000,000	4,820,144

Basic and diluted net loss per common stock	$(0.08)	$(0.08)	$(0.02)

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2022 and December 31, 2021, the Company had a full valuation allowance against the deferred tax assets.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying condensed financial statements.
Note 3 - Initial Public Offering
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

Note 4 - Related Party Transactions
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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022, the Company had no borrowings under the Working Capital Loans.
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
Administrative Support Agreement
On September 22, 2021, the Company entered into an agreement with an affiliate of the Sponsor, pursuant to which the Company agreed to pay such affiliate a total of $15,000 per month for utilities and secretarial and administrative support through the earlier of consummation of the initial Business Combination and the Company’s liquidation. For the three months ended June 30, 2022 and 2021, the Company incurred expenses of $45,000 and $0 under this agreement, respectively. For the six months ended June 30, 2022 and for the period from February 12, 2021 (inception) through June 30, 2021, the Company incurred expenses of $90,000 and $0 under this agreement, respectively. As of June 30, 2022 and December 31, 2021, the Company has $15,000 outstanding for services in connection with such agreement included in accrued expenses on the accompanying condensed balance sheets.
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
Note 5 - Commitments and Contingencies
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

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Deferred Legal Fees
The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees until the completion of the initial Business Combination. As of June 30, 2022 and December 31, 2021, the Company recorded deferred legal fees of approximately $1.5 million and $150,000, respectively, in connection with such services on the accompanying condensed balance sheets.
Note 6 - Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 20,000,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.
The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds from Initial Public Offering	$200,000,000
Less:
Fair value of Public Warrants at issuance	(6,933,330)
Offering costs allocated to Class A common stock	(16,752,660)
Plus:
Accretion on Class A common stock subject to possible redemption amount	23,685,990

Class A common stock subject to possible redemption as of March 31, 2022	200,000,000
Increase in redemption value of Class A common stock subject to possible redemption	92,851

Class A common stock subject to possible redemption as of June 30, 2022	$200,092,851

Note 7 - Stockholders’ Deficit
Preferred Stock-
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock-
The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 20,000,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity on the condensed balance sheets.
Class
 B Common Stock
- The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 5,000,000 shares of Class B common stock issued and outstanding (see Note 4).
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
basis, 20% of the sum of the

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

total number of all shares of common stock outstanding upon the completion of the Initial Public Offering, plus the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Class B common stock will never occur on a less than one-for-one basis
.
Note 8 - Warrants
As of June 30, 2022 and December 31, 2021, the Company had 6,666,666 Public Warrants and 4,666,666 Private Placement Warrants outstanding.
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

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 9 - Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30,
2022
and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:
June 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$200,294,523	$—	$—
December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$200,004,310	$—	$—

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Level 1 assets include investments in a money market fund that invest solely in U.S. Treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2022 or 2021
.
Note 10 - Subsequent Events
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
References to the “Company,” “our,” “us” or “we” refer to Live Oak Crestview Climate Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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
Liquidity and Capital Resources
As of June 30, 2022, we had approximately $0.7 million in our operating bank account and working capital of approximately $1.1 million.
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
Results of Operations
Our entire activity since inception up to June 30, 2022 was in preparation for our formation and our Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2022, we had net loss of approximately $163,000, which consisted of general and administrative expenses of approximately $342,000, income tax expense of approximately $40,000, and franchise tax expenses of approximately $50,000, partially offset by income from investments held in the Trust Account of approximately $270,000 and by income from investments held in the operating account of approximately $1,000.
For the three months ended June 30, 2021, we had a net loss of approximately $50,000, which consisted of general and administrative expenses of approximately $1,000 and franchise tax expenses of approximately $50,000.
For the six months ended June 30, 2022, we had net loss of approximately $2.0 million, which consisted of general and administrative expenses of approximately $2.1 million, income tax expense of approximately $40,000, and franchise tax expenses of approximately $102,000, partially offset by income from investments held in the Trust Account of approximately $290,000 and by income from investments held in the operating account of approximately $3,000.
For the period from February 12, 2021 (inception) through June 30, 2021, we had a net loss of approximately $78,000, which consisted of general and administrative expenses of approximately $2,000 and franchise tax expenses of approximately $76,000.
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
Off-Balance
Sheet Arrangements
As of June 30, 2022, we did not have any
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022.
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

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40832) filed with the SEC on September 28, 2021).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-253895) filed with the SEC on March 4, 2021).

4.1	Public Warrant Agreement, dated September 22, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40832) filed with the SEC on September 28, 2021).

4.2	Private Warrant Agreement, dated September 22, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-40832) filed with the SEC on September 28, 2021).

4.3	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-253895) filed with the SEC on April 2, 2021).

4.4	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-253895) filed with the SEC on April 2, 2021).

4.5	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-253895) filed with the SEC on April 2, 2021).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document-this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
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

Dated: August 10, 2022	LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.

	By:	/s/ Gary K. Wunderlich, Jr.
	Name:	Gary K. Wunderlich, Jr.
	Title:	President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)