Form 10-Q
period 2022-09-30
Live Oak Crestview Climate Acquisition Corp.
filed 2022-11-09
CIK 1848323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022 there were 20,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,000,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.

Form 10-Q

For the quarterly period ended September 30, 2022

Table of Contents

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements Operations for the Three Months Ended September 30, 2022 and 2021, for the Nine Months Ended September 30, 2022 and for the Period from February 12, 2021 (Inception) Through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the Three and Nine Months Ended September 30, 2022, for the Three Months Ended September 30, 2021 and for the Period from February 12, 2021 (Inception) Through September 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the Period from February 12, 2021 (Inception) Through September 30, 2021	5
	Notes to Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25
Signatures		26

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$602,655	$1,861,218
Prepaid expenses	512,338	874,815
Total current assets	1,114,993	2,736,033
Investments held in Trust Account	201,085,744	200,004,310
Total Assets	$202,200,737	$202,740,343
Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$24,278	$116,923
Accrued expenses	—	610,748
Income tax payable	219,621	—
Franchise tax payable	96,000	55,636
Total current liabilities	339,899	783,307
Deferred legal fees	1,560,146	150,000
Deferred underwriting commissions	6,300,000	6,300,000
Total liabilities	8,200,045	7,233,307
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 20,000,000 shares at $10.034 and $10.000 per share as of September 30, 2022 and December 31, 2021, respectively	200,670,123	200,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; no non-redeemable shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	500	500
Additional paid-in capital	—	—
Accumulated deficit	(6,669,931)	(4,493,464)
Total stockholders’ deficit	(6,669,431)	(4,492,964)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$202,200,737	$202,740,343

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30,		For The Nine Months Ended September 30, 2022	For The Period From February 12, 2021 (Inception) Through September 30, 2021
	2022	2021
General and administrative expenses	$168,124	$34,886	$2,197,539	$37,307
General and administrative expenses - related party	45,000	15,000	135,000	15,000
Franchise tax expenses	50,000	50,274	151,672	126,077
Loss from operations	(263,124)	(100,160)	(2,484,211)	(178,384)
Other income:
Interest income from investments held in Trust Account	902,530	84	1,192,743	84
Interest income from operating account	2,085	—	4,746	—
Net income (loss) before income taxes	641,491	(100,076)	(1,286,723)	(178,300)
Income tax expense	(179,469)	—	(219,621)	—
Net income (loss)	$462,021	$(100,076)	$(1,506,344)	$(178,300)

Weighted average shares outstanding of Class A common stock, basic and diluted	20,000,000	869,565	20,000,000	353,982
Basic and diluted net income (loss) per share, Class A common stock	$0.02	$(0.02)	$(0.06)	$(0.03)
Weighted average shares outstanding of Class B common stock, basic and diluted	5,000,000	5,000,000	5,000,000	4,891,775
Basic and diluted net income (loss) per share, Class B common stock	$0.02	$(0.02)	$(0.06)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE three and nine months ended September 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	5,000,000	$500	$—	$(4,493,464)	$(4,492,964)
Net loss	—	—	—	—	—	(1,805,773)	(1,805,773)
Balance - March 31, 2022 (unaudited)	—	—	5,000,000	500	—	(6,299,237)	(6,298,737)
Net loss	—	—	—	—	—	(162,592)	(162,592)
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	—	(52,698)	(52,698)
Balance - June 30, 2022 (unaudited)	—	—	5,000,000	500	—	(6,514,527)	(6,514,027)
Net income	—	—	—	—	—	462,021	462,021
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	—	(617,425)	(617,425)
Balance - September 30, 2022 (unaudited)	—	$—	5,000,000	$500	$—	$(6,669,931)	$(6,669,431)

FOR THE three months ended September 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 12, 2021 (INCEPTION) THROUGH September 30, 2021

		Common Stock				Additional		Total
		Class A		Class B		Paid-In	Accumulated	Stockholder’s
		Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - February 12, 2021 (inception)		—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)		—	—	5,750,000	575	24,425	—	25,000
Net loss		—	—	—	—	—	(27,765)	(27,765)
Balance - March 31, 2021 (unaudited)		—	—	5,750,000	575	24,425	(27,765)	(27,767)
Net loss		—	—	—	—	—	(50,459)	(50,459)
Balance - June 30, 2021 (unaudited)		—	$—	5,750,000	$575	$24,425	$(78,224)	$(78,224)
Sale of private placement warrants to Sponsor in private placement	-	—	—	—	—	7,000,000	—	7,000,000
Fair value of Public Warrants included in the Units sold in the Initial Public Offering				—	—	6,933,330	—	6,933,330
Offering costs associated with issuance of Public and Private Placement Warrants				—	—	(617,213)	—	(617,213)
Contribution from Sponsor upon sale of Founder Shares to Anchor Investors	-	—	—	—	—	6,834,884	—	6,834,884
Forfeiture of Class B common stock	-	—	—	(750,000)	(75)	75	—	—
Accretion for Class A common stock to possible redemption amount	-	—	—	—	—	(20,175,426)	(3,510,564)	(23,685,990)
Net loss	-	—	—	—	—	—	(100,076)	(100,076)
Balance - September 30, 2021 (unaudited)	-	—	$0	5,000,000	$500	$0	$(3,688,864)	$(3,688,289)

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

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30, 2022	For The Period From February 12, 2021 (Inception) Through September 30, 2021
Cash Flows from Operating Activities:
Net loss	$(1,506,344)	$(178,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income from investments held in Trust Account	(1,192,743)	(84)
Changes in operating assets and liabilities:
Prepaid expenses	362,477	(13,524)
Accrued expenses	(610,747)	12,500
Deferred legal fees	1,410,146	—
Accounts payable	(92,645)	50,212
Income tax payable	219,621	—
Franchise tax payable	40,364	126,077
Net cash used in operating activities	(1,369,871)	(3,119)

Cash Flows from Investing Activities:
Investment income released from Trust Account to pay for taxes	111,308	—
Cash deposited in Trust Account	—	(200,000,000)
Net cash provided by (used in) investing activities	111,308	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from note payable to related party	—	125,500
Offering costs paid	—	(3,744,233)
Repayment of note payable to related party	—	(125,500)
Proceeds received from initial public offering, gross	—	200,000,000
Proceeds received from private placement	—	7,000,000
Net cash provided by financing activities	—	203,280,767

Net change in cash	(1,258,563)	3,277,648

Cash - beginning of the period	1,861,218	—
Cash - end of the period	$602,655	$3,277,648

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$—	$85,156
Offering costs included in accrued expenses	$—	$255,600
Deferred legal fees	$—	$150,000
Deferred underwriting commissions	$—	$6,300,000
Prepaid expenses included in accounts payable	$—	$1,003,275
Value of Class B common stock transferred to Anchor Investors at Initial Public Offering	$—	$6,834,884

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

All activity for the period from February 12, 2021 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and subsequent to the Initial Public Offering, the identification and evaluation of prospective acquisition targets for an initial Business Combination, and ongoing administrative and compliance matters. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $0.6 million in its operating bank account and working capital of approximately $1.1 million (investment income classified in the Trust Account is available to the Company for payment of its tax obligations).

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity needs, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 27, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022, or for any future period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

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

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares because the Company assumes a Business Combination to be the most likely outcome. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) per share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 11,333,332 shares of Class A common stock, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from February 12, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share of common stock:

	For The Three Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$369,617	$92,404	$(14,826)	$(85,250)

Denominator:
Basic and diluted weighted average common stock outstanding	20,000,000	5,000,000	869,565	5,000,000

Basic and diluted net income (loss) per common stock	$0.02	$0.02	$(0.02)	$(0.02)

	For The Nine Months Ended September 30, 2022		For The Period From February 12, 2021 (Inception) Through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock:
Numerator:
Allocation of net loss	$(1,205,075)	$(301,269)	$(12,032)	$(166,268)

Denominator:
Basic and diluted weighted average common stock outstanding	20,000,000	5,000,000	353,982	4,891,775

Basic and diluted net loss per common stock	$(0.06)	$(0.06)	$(0.03)	$(0.03)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2022 and December 31, 2021, the Company had a full valuation allowance against the deferred tax assets.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

Administrative Support Agreement

On September 22, 2021, the Company entered into an agreement with an affiliate of the Sponsor, pursuant to which the Company agreed to pay such affiliate a total of $15,000 per month for utilities and secretarial and administrative support through the earlier of consummation of the initial Business Combination and the Company’s liquidation. For the three months ended September 30, 2022 and 2021, the Company incurred expenses of $45,000 and $0 under this agreement, respectively. For the nine months ended September 30, 2022 and for the period from February 12, 2021 (inception) through September 30, 2021, the Company incurred expenses of $135,000 and $0 under this agreement, respectively. As of September 30, 2022 and December 31, 2021, the Company has $15,000 outstanding for services in connection with such agreement included in accrued expenses on the accompanying condensed balance sheets.

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees until the completion of the initial Business Combination. As of September 30, 2022 and December 31, 2021, the Company recorded deferred legal fees of approximately $1.6 million and $150,000, respectively, in connection with such services on the accompanying condensed balance sheets.

Note 6 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 20,000,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds from Initial Public Offering	$200,000,000
Less:
Fair value of Public Warrants at issuance	(6,933,330)
Offering costs allocated to Class A common stock	(16,752,660)
Plus:
Accretion on Class A common stock subject to possible redemption amount	23,685,990
Class A common stock subject to possible redemption, December 31, 2021	200,000,000
Remeasurement accretion on Class A common stock subject to possible redemption amount	670,123
Class A common stock subject to possible redemption, September 30, 2022	$200,670,123

Note 7 - Stockholders’ Deficit

Preferred Stock- The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock- The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 20,000,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity on the condensed balance sheets.

Class B Common Stock- The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 5,000,000 shares of Class B common stock issued and outstanding (see Note 4).

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

Note 8 - Warrants

As of September 30, 2022 and December 31, 2021, the Company had 6,666,666 Public Warrants and 4,666,666 Private Placement Warrants outstanding.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement covering the shares of the Class A common stock issuable upon exercise of the warrants. The Company has also agreed to use its commercially reasonable efforts to cause the registration statement to become effective and to maintain a current prospectus relating to those shares of the Class A common stock until the warrants expire or are redeemed. If a registration statement covering the shares of the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant-holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the average last reported sale price of the common stock as reported during the 10 trading day period ending on the trading day prior to the date of the consummation of the initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described under “Redemption of Public Warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable.

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

September 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$201,085,744	$—	$—

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$200,004,310	$—	$—

Level 1 assets include investments in a money market fund that invest solely in U.S. Treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three and nine months ended September 30, 2022 or 2021.

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

Liquidity and Going Concern

As of September 30, 2022, we had approximately $0.6 million in our operating bank account and working capital of approximately $1.1 million.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity needs, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 27, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

Results of Operations

Our entire activity since inception up to September 30, 2022 was in preparation for our formation and our Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2022, we had net income of approximately $462,000, which consisted of income from investments held in the Trust Account of approximately $903,000 and by income from investments held in the operating account of approximately $2,000, partially offset by general and administrative expenses of approximately $213,000, income tax expense of approximately $179,000, and franchise tax expenses of approximately $50,000.

For the three months ended September 30, 2021, we had net loss of approximately $100,000, which consisted of general and administrative expenses of approximately $50,000, and franchise tax expenses of approximately $50,000; offset by income from investments held in the Trust Account of approximately $100.

For the nine months ended September 30, 2022, we had net loss of approximately $1,506,000, which consisted of general and administrative expenses of approximately $2,333,000, income tax expense of approximately $220,000, and franchise tax expenses of approximately $152,000, partially offset by income from investments held in the Trust Account of approximately $1,193,000 and by income from investments held in the operating account of approximately $5,000.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022.

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

We may be subject to a new 1% U.S. federal excise tax in connection with redemptions of our Class A common stock.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom the shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is generally 1% of any positive difference between the fair market value of any shares repurchased by the repurchasing corporation during a taxable year and the fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, a number of exceptions apply to this excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, this excise tax, but it has not yet issued any guidance.

Although the application of this excise tax is not entirely clear, any redemption or other repurchase effected by us that occurs after December 31, 2022, in connection with a business combination, extension vote or otherwise, may be subject to this excise tax. Because any such excise tax would be payable by us and not by the redeeming holder, it could cause a reduction in the value of our Class A common stock or cash available for distribution in a subsequent liquidation. Whether and to what extent we would be subject to the excise tax in connection with a business combination will depend on a number of factors, including (i) whether the business combination closes after December 31, 2022, (ii) the structure of the business combination, (iii) the fair market value of the redemptions and repurchases in connection with the business combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or any other equity issuances within the same taxable year of the business combination) and (v) the content of any regulations and other guidance issued by the Treasury. Further, the application of the excise tax in respect of distributions pursuant to a liquidation of a publicly traded U.S. corporation is uncertain and has not been addressed by the Treasury in regulations or other guidance, and it is possible that the proceeds held in the Trust Account could be used to pay any excise tax owed by us in the event we are unable to complete a business combination in the required time and redeem 100% of our remaining Class A common stock in accordance with our amended and restated certificate of incorporation, in which case the amount that would otherwise be received by our Public Stockholders in connection with our liquidation would be reduced.

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

Dated: November 9, 2022	LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.

	By:	/s/ Gary K. Wunderlich, Jr.
	Name:	Gary K. Wunderlich, Jr.
	Title:	President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)