Form 10-K
period 2022-12-31
Live Oak Crestview Climate Acquisition Corp.
filed 2023-03-29
CIK 1848323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock outstanding, other than shares held by persons deemed to be affiliates of the registrant, computed by reference to the closing sales price for the Class A common stock on June 30, 2022, as reported on the New York Stock Exchange, was approximately $192.2 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant of which the registrant is aware are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 29, 2023, there were 20,000,000 shares of Class A common stock, par value $0.0001 per share, of the registrant issued and outstanding. As of March 29, 2023, there were 5,000,000 shares of Class B common stock, $0.0001 par value per share, of the registrant issued and outstanding.

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
•
our ability to consummate an initial business combination due to the continued uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or other significant outbreaks of infectious diseases);
•
our ability to consummate an initial business combination due to various social and political circumstances in the United States and around the world, including rising tensions between the United States and China and the ongoing conflict between Russia and Ukraine;
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

Each of our Chief Executive Officer, Richard Hendrix, our President, Gary Wunderlich, and our Chief Operating Officer, Adam Fishman, was a member of the management team of Live Oak Mobility Acquisition Corp. (NYSE: LOKM), which we refer to herein as LOKM, a blank check company that consummated its initial public offering of $253,000,000 in March 2020. LOKM did not complete an initial business combination and distributed the funds held in trust to its stockholders.

We believe that potential sellers of target businesses will view the fact that our management team has successfully negotiated two business combinations as a positive factor in considering whether or not to enter into a business combination with us. However, the past performance of our management team, or their respective affiliates, LOAK or LOKB is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical record of our management team, or their respective affiliates, LOAK, LOKB or our board of directors as indicative of our future performance.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors become aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination, as we believe any such opportunities presented would be smaller than what we are interested in, in different fields than what we would be interested in, or that such fiduciary duties or contractual obligations are to entities that are not themselves in the business of engaging in business combinations. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following September 27, 2026, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to emerging growth company will have the meaning associated with it in the JOBS Act.

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

Permitted Purchases of Our Securities

In connection with the stockholder approval of our initial business combination, our sponsor, initial stockholders, directors, officers, advisors or their affiliates may purchase public shares or public warrants in privately-negotiated transactions or in the open market prior to the completion of our initial business combination. There is no limit on the number of shares or warrants our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and NYSE rules. Any such privately negotiated purchases may be effected at purchase prices that are no higher than the per share pro rata portion of the trust account. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination. Any public shares purchased by our sponsor or its affiliates would not be voted in favor of approving the initial business combination. In addition, our sponsor or its affiliates would waive any redemption rights with respect to any public shares that they purchase in any such privately negotiated transactions.

The purpose of any such purchases of shares could be to increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. To the extent that our sponsor or its affiliates purchase any public shares as contemplated above, we will file a Current Report on Form 8-K prior to the special meeting that will disclose:

•
the amount of such public shares purchased by our sponsor or its affiliates, along with the purchase price;
•
the purpose of the purchases by our sponsor or its affiliates;
•
the impact, if any, of the purchases by our sponsor or its affiliates on the likelihood that the initial business combination will be approved;
•
the identities of our security holders who sold to our sponsor or its affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor or its affiliates; and
•
the number of public shares for which we have received redemption requests in connection with the initial business combination.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account, as of December 31, 2022, was approximately $10.12 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors will not be entitled to redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination. The additional anchor investors will not be entitled to redemption rights with respect to the founder shares held by them in connection with the completion of our initial business combination.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to include risk factors in this annual report. However, below is a summary of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

•
We are a company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
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
•
In connection with stockholder approval of our initial business combination, our sponsor, directors, officers or their affiliates may enter into certain transactions, including purchasing shares or warrants from the public, which may influence the outcome of a proposed business combination and reduce the public “float” of our securities.
•
If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
•
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak, rising tensions between the United States and China, the ongoing conflict between Russia and Ukraine, other events and the status of debt and equity markets.
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
•
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

Holders

On March 29, 2023, there was one holder of record of our units, one holder of record of our Class A common stock and two holders of record of our warrants.

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

Our sponsor is LOCC Sponsor, LLC, a Delaware limited liability company. The registration statement for our initial public offering was declared effective on September 22, 2021. On September 27, 2021, we consummated our Initial Public Offering of 20,000,000 units. Each unit consists of one share of our Class A common stock, par value $0.0001 per share, and one-third of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to us of $200,000,000.

Simultaneously with the closing of our initial public offering, we consummated the private placement of 4,666,666 private placement warrants at a price of $1.50 per private placement warrant to our sponsor, generating proceeds of $7.0 million (Note 4).

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

Liquidity and Capital Resources

As of December 31, 2022, we had approximately $0.5 million in our operating bank account and working capital of approximately $0.8 million.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of the financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of the financial statements.

Results of Operations

Our entire activity from inception to December 31, 2022 was in preparation for our formation and our initial public offering, and, subsequent to our initial public offering, identifying a target company for a business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the year ended December 31, 2022, we had net loss of approximately $489,000, which consisted of general and administrative expenses of approximately $2,611,000, income tax expense of approximately $564,000, and franchise tax expenses of approximately $204,000, partially offset by interest income from investments held in the Trust Account of approximately $2,883,000 and by interest income from operating account of approximately $8,000.

For the period from February 12, 2021 (inception) through December 31, 2021, we had net loss of approximately $983,000, which consisted of general and administrative expenses of approximately $934,000, and franchise tax expenses of approximately $56,000; offset by interest income from investments held in the Trust Account of approximately $4,000 and by interest income from operating account of approximately $2,000.

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

We incurred approximately $180,000 and $60,000 in general and administrative expenses-related party in the accompanying statement of operations for the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021, respectively.

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

The underwriters agreed not to take any commissions for the 2,000,000 units sold to certain investors identified by our sponsor as described in Note 3. The underwriters were entitled to an underwriting discount of $0.20 per unit, or $3.6 million in the aggregate, paid upon the closing of our initial public offering. In addition, the underwriters will be entitled to a deferred fee of $0.35 per unit, or $6.3 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. As of December 31, 2022 and 2021, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Item 10(f)(1) of Regulation S-K and are not required to provide the information otherwise required under this item. As of December 31, 2022 and 2021, we were not subject to any market or interest rate risk. The net proceeds of our initial public offering, including amounts in the trust account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-18 comprising a portion of this annual report.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•
pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Officers and Directors

As of the date of this annual report, our officers and directors are as follows:

Name	Age	Position
John P. Amboian	61	Chairman
Ashton Hudson	50	Director
Adam Klein	45	Director
Bhakti Mirchandani	44	Director
Richard J. Hendrix	57	Chief Executive Officer and Director and Director
Gary K. Wunderlich, Jr.	53	President, Chief Financial Officer, Secretary and Director
Adam J. Fishman	43	Chief Operating Officer

The experience of our directors and executive officers are as follows:

John P. Amboian has served as our chairman since September 2021. From May 2020 to December 2020, he was a director of Live Oak Acquisition Corp. (NYSE: LOAK), previously a blank check company which consummated a business combination on December 28, 2020 with Meredian Holdings Group, Inc., a Georgia corporation d/b/a Danimer Scientific, a leading developer and manufacturer of biodegradable plastic materials. Mr. Amboian now serves as the lead independent director of Danimer Scientific. From December 2020 to October 2021, Mr. Amboian served as the chairman of Live Oak Acquisition Corp. II (NYSE: LOKB), a blank check company which consummated a business combination on October 19, 2021 with Navitas Semiconductor. an industry leader in GaN power ICs. From March 2021 to March 2023, Mr. Amboian served as a director of Live Oak Mobility Acquisition Corp. Mr. Amboian is a business leader with over 30 years of experience in mergers and acquisitions, capital management, product development, branding, and distribution for both privately held and public companies, across multiple industries. He served as Chairman and Chief Executive Officer of Nuveen Investments, Inc., or Nuveen (formerly NYSE: JNC), from 2007 to 2016. He was President of Nuveen from 1999 through 2007 after joining as its Chief Financial Officer from 1995 to 1999. During his time in leadership positions at Nuveen, Mr. Amboian participated in numerous M&A and capital markets transactions, including a leading role in Nuveen’s sale to an investment group led by Madison Dearborn, in 2007 and Nuveen’s sale process to TIAA (Teacher’s Insurance and Annuity Association of New York) in 2014. Mr. Amboian served on the Nuveen Mutual Funds board from 2007 through 2016 in addition to serving on Nuveen Investments’ public board from 1996 through 2007. Prior to Nuveen, Mr. Amboian was the Chief Financial Officer and Senior Vice President of Strategy of the Miller Brewing Company. He began his career in Corporate and International Finance at Kraft Foods, Inc., where he ended his tenure as Treasurer. Since 2013, Mr. Amboian has served at Madison Dearborn Partners as an industry advisor and is an Independent Director of the general partnership of Adams Street Partners, a private-markets investment firm. Additionally, since 2017 Mr. Amboian has been a senior advisor to Estancia Capital and since 2018 chaired the board of North Square Investments, a boutique asset management firm. Since 2020 Mr. Amboian has been chairman of Evanston Capital, a hedge fund alternative investment manager, and is on the advisory board of Cresset Capital Management, a wealth management firm. He also advises several small businesses on organic and inorganic growth initiatives through JA Capital Advisors, LLC. He received both his Bachelor’s degree and his M.B.A. from the University of Chicago. He is well-qualified to serve on our board due to his extensive finance, investment and operational background.

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

Richard J. Hendrix has been our Chief Executive Officer and a member of our Board of Directors since inception. From January 2021 to March 2023, Mr. Hendrix served as a director and Chief Executive Officer of Live Oak Mobility Acquisition Corp. From January 2020 to December 2020, he was an officer and director of Live Oak Acquisition Corp. (NYSE: LOAK), previously a blank check company which announced on October 5, 2020 that it had entered into a definitive agreement to consummate a business combination transaction with Meredian Holdings Group, Inc., a Georgia corporation d/b/a Danimer Scientific, a leading developer and manufacturer of biodegradable plastic materials, which transaction closed in the fourth quarter of 2020. From August 2020 to October 2021, Mr. Hendrix served as the chief executive officer and a director of Live Oak Acquisition Corp. II (NYSE: LOKB), a blank check company which consummated a business combination on October 19, 2021 with Navitas Semiconductor, an industry leader in GaN power ICs. Mr. Hendrix continues to serve as a director of Danimer and Navitas. He has significant experience in executive leadership, corporate strategy, M&A, capital markets, and corporate finance for public companies. Over the course of his career, Mr. Hendrix has worked extensively with issuers and investors focused on companies in the financial services, real estate, energy, industrial, and business and consumer services sectors. He has led dozens of initial equity offerings for founder-led and sponsor-backed companies primarily within the banking, insurance, and real estate sectors. Additionally, Mr. Hendrix has considerable experience advising chief executives, boards of directors, and large shareholders regarding strategy, capital structure, and capital access. Since March 2020, Mr. Hendrix has served as a board member of America’s Lift Chair, LLC, a medical equipment supplier. He has significant leadership experience in the financial industry, having served as Chief Executive Officer of FBR & Co., or FBR (formerly NASDAQ: FBRC), a capital markets firm, from 2009 to 2017, and Chairman from 2012 to 2017. Mr. Hendrix helped FBR grow into a leading bookrunner for initial common stock offerings for middle market U.S. companies. While at FBR Mr. Hendrix oversaw the growth of the company and oversaw numerous strategic transactions while in his role as Chairman and Chief Executive Officer at FBR, ultimately executing a merger with B. Riley Financial, Inc. (NASDAQ: RILY) in 2017. Following the merger, Mr. Hendrix served as director of B. Riley Financial until October 2017. Prior to his tenure as Chief Executive Officer of FBR, Mr. Hendrix served as Arlington Asset Investment Corp.’s (NYSE: AAOC) President and Chief Operating Officer from 2004 to 2007 and its Chief Investment Officer from 2003 to 2004. Previously, he was the President and Chief Operating Officer of FBR Asset Investment Corporation and concurrently headed the Real Estate and Diversified Industrials Investment Banking groups of FBR. Prior to FBR, Mr. Hendrix was a Managing Director in PNC Capital Markets’ investment banking group and headed PNC’s asset-backed securities business. Mr. Hendrix is a co-founder and Managing Partner of Live Oak Merchant Partners, a merchant bank providing capital and advisory services to middle market companies across several industries. Mr. Hendrix also currently serves as a Crestview operating executive, and is currently the Chairman of PMC Consolidated Holdings LLC, the partner company of Protect My Car, a Crestview portfolio company that provides extended auto warranty plans to consumers. Mr. Hendrix’s relationship with Crestview began with Crestview’s investment in FBR. Mr. Hendrix is also the Founder and Chief Executive Officer of RJH Management Co, a privately held investment management business. Mr. Hendrix received his B.S. in Finance from Miami University. He is well-qualified to serve on our board due to his extensive finance, investment and advisory background.

Gary K. Wunderlich, Jr. has been our President, Chief Financial Officer, Secretary and a member of our board of directors since inception. From January 2021 to March 2023, Mr. Wunderlich served as President and Chief Financial Officer of Live Oak Mobility Acquisition Corp. He was an officer, since its inception and until December 2020, of Live Oak Acquisition Corp. (NYSE: LOAK), previously a blank check company which announced on October 5, 2020 that it had entered into a definitive agreement to consummate a business combination transaction with Meredian Holdings Group, Inc., a Georgia corporation d/b/a Danimer Scientific, a leading developer and manufacturer of biodegradable plastic materials, which transaction closed in the fourth quarter of 2020. From August 2020 to October 2021, Mr. Wunderlich served as an officer for Live Oak Acquisition Corp. II (NYSE: LOKB), a blank check company which consummated a business combination on October 19, 2021 with Navitas Semiconductor, an industry leader in GaN power ICs. Mr. Wunderlich continues to serve as a director of Navitas. Mr. Wunderlich is Co-Founder and Managing Partner of Live Oak Merchant Partners, a merchant bank providing capital and advisory services to middle market companies across a wide range of industries. Prior to co-founding Live Oak Merchant Partners in 2017, Mr. Wunderlich was the Founder and Chief Executive Officer of Wunderlich Securities, Inc., or WSI, a full-service investment banking and brokerage firm, from 1996 until its successful merger in 2017 with B. Riley Financial, Inc. (NASDAQ: RILY). Following the merger, Mr. Wunderlich served as a Director of B. Riley from 2017 to July 2018 and remained Chief Executive Officer of WSI (rebranded B Riley Wealth) until November 2018. As Chief Executive Officer of WSI, Mr. Wunderlich was involved in all aspects of company growth from a virtual start-up into a full-service investment bank. Mr. Wunderlich has also been consistently involved in securities industry organizations throughout his career. From 2016 to 2018, Mr. Wunderlich was a member of the Securities Industry and Financial Markets Association’s (“SIFMA”) National Board of Directors. He was also a founding board member of the American Securities Association from its inception in 2016 until 2018. Mr. Wunderlich also served in various capacities with the Financial Industry Regulatory Authority (FINRA) including serving on the National Advisory Board, serving on the District 5 committee as both a member and Chairman, and serving as a Member of the National Membership Council. Since February 2022, Mr. Wunderlich has served as a member of the Board of Directors for Valuence Merger Corp (NASDAQ: VMCA) a special purpose acquisition company focused on targets in Asia (ex. China, Hong Kong and Macau). Since March 2020, Mr. Wunderlich has served as a board member of America’s Lift Chair, LLC, a medical equipment supplier. Since 2005, Mr. Wunderlich has been a member of the Young Presidents’ Organization and participates in the Family Business, Family Office, Financial Services and Entrepreneurship and Innovation Networks. He was inducted into the Society of Entrepreneurs in 2014 and has served as a Director since 2016. He is also the Managing Member of Eighty Park Avenue Partners LLC, a family investment vehicle. Mr. Wunderlich received a B.A.in Economics from the University of Virginia and an M.B.A. from the University of Memphis.

Adam J. Fishman has been our Chief Operating Officer since inception. From January 2021 to March 2023, Mr. Fishman served as Chief Operating Officer of Live Oak Mobility Acquisition Corp. From August 2020 to October 2021, Mr. Fishman served as an officer of Live Oak Acquisition Corp. II (NYSE: LOKB), a blank check company which consummated a business combination on October 19, 2021 with Navitas Semiconductor, an industry leader in GaN power ICs. Mr. Fishman is currently a Managing Partner at Live Oak Merchant Partners, a merchant bank providing capital and advisory services to middle market companies across several industries. Mr. Fishman joined the firm from Jefferies, where he was a Managing Director and Head of the Permanent Capital Group, Distribution. Mr. Fishman originated and executed blank check company transactions, including the initial public offering, assisting management in evaluating targets for merger consideration, and structuring and executing PIPE investments to support mergers. He was also responsible for originating and marketing Pre-IPO private placements for companies across all industries. Prior to joining Jefferies, Mr. Fishman was an Executive Vice President and Head of Institutional Brokerage at FBR & Co. FBR was a publicly traded middle market investment bank, specializing in capital raising and securities trading across seven industry groups. Mr. Fishman joined FBR in 2004, steadily expanding his role throughout a 13-year tenure. As a member of the firm’s Executive Committee, Mr. Fishman was a key contributor to the firm’s strategic vision and execution. Mr. Fishman also served on FBR’s Commitment Committee, where he was responsible for analyzing, structuring and selling all public and private investment offerings. Mr. Fishman began his career as an Associate Director in the New York office of CIBC World Markets. Mr. Fishman received a Bachelor of Arts in Sociology from Brandeis University.

Prior Blank Check Experience

Both our Chief Executive Officer, Richard Hendrix, and our President, Gary Wunderlich, were members of the management team of LOAK. On December 29, 2020, LOAK consummated an initial business combination with Meredian Holdings Group, Inc., a Georgia corporation d/b/a Danimer Scientific, a leading developer and manufacturer of biodegradable plastic materials. Upon the closing of the transaction, LOAK was renamed Danimer Scientific, Inc., and its Class A common stock and warrants began trading on the NYSE under the symbols “DNMR” and “DNMR WS”, respectively.

Each of our Chief Executive Officer, Richard Hendrix, our President, Gary Wunderlich, our management team and our Chief Operating Officer, Adam Fishman, was a member of the management team of LOKB and LOKM. LOKM did not complete an initial business combination and distributed the funds held in trust to its stockholders. LOKB announced on October 19, 2021 that it had consummated an initial business combination with Navitas Semiconductor, an industry leader in gallium nitride (“GaN”) power integrated circuits (“ICs”). Upon the closing of the transaction, Navitas Semiconductor became a wholly owned subsidiary of LOKB, and its common shares and warrants began trading on the Nasdaq under the symbols “NVTS” and “NVTSW”, respectively. We believe that we have further benefited from the valuable experience gained by our management team during the launch and operation of both LOKB and LOKM.

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

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. Our Code of Ethics is posted on our website located at www.liveoakacq.com. We intend to disclose future amendments to certain provisions of the Code of Ethics, and waivers of the Code of Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

Corporate Governance Guidelines

Our board of directors has adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chairman of the board, chief executive officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is posted on our website at www.liveoakacq.com.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 29, 2023 by:

•
each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•
each of our executive officers and directors that beneficially owns shares of our common stock; and
•
all of our executive officers and directors as a group.

In the table below, percentage ownership is based on 25,000,000 shares of our common stock, consisting of (i) 20,000,000 shares of our Class A common stock, and (ii) 5,000,000 shares of our Class B common stock, issued and outstanding as of March 29, 2023. On all matters to be voted upon, the holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. The table below does not include the Class A common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this annual report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Common Stock
LOCC Sponsor, LLC (3)(4)	3,988,864	15.6%
John P. Amboian	—	—
Richard J. Hendrix	—	—
Gary K. Wunderlich, Jr	—	—
Adam Fishman	—	—
Ashton Hudson	—	—
Adam Klein	—	—
Bhakti Mirchandani	—	—
All executive officers and directors as a group (seven individuals)	—	—
Atalaya Capital Management LP (5)	1,980,000	7.9%
Adage Capital Partners, L.P. (6)	1,800,000	7.2%
Cantor Fitzgerald Securities (7)	1,500,000	6.0%

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
(7)
According to a Schedule 13G/A filed with the SEC on February 14, 2023 by Cantor Fitzgerald Securities, a New York general partnership (“CFS”), CFS is the record holder of the securities reported herein. CF Group Management, Inc. (“CFGM”) is the managing general partner of Cantor Fitzgerald, L.P. (“Cantor”) and directly or indirectly controls the managing general partner of CFS. Howard W. Lutnick is Chairman and Chief Executive of CFGM and trustee of CFGM’s sole stockholder. Cantor, indirectly, holds a majority of the ownership interests of CFS. As such, each of Cantor, CFGM and Mr. Lutnick may be deemed to have beneficial ownership of the securities directly held by CFS. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly, or indirectly The address of the business office of each reporting person is 110 East 59th Street, New York, New York 10022.

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

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC, or Withum, for services rendered.

	For The Year Ended December 31, 2022	For The Period From February 12, 2021 (inception) Through December 31, 2022
Audit Fees	$79,215	$96,820
Audit Related Fees	$—	$—
Tax Fees	$7,800	$—
All Other Fees	$—	$—
Total	$87,015	$96,820

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021, we did not pay Withum any audit-related fees.

Tax Fees. Tax fees consist of fees billed for tax planning services and tax advice. The above amounts include procedures and tax fees.

All Other Fees. We did not pay Withum for other services for the year ended December 31, 2022 or for the period from February 12, 2021 (inception) through December 31, 2021.

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

4.6

Description of Securities of Live Oak Crestview Climate Acquisition Corp. (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K (File No. 001-40832) filed with the SEC on March 31, 2022).

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

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit	Description
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document—this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Live Oak Crestview Climate Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Live Oak Crestview Climate Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by September 27, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2021.

New York, New York

March 29, 2023

PCAOB Number 100

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2022	2021
Assets:
Current assets:
Cash and cash equivalents	$489,602	$1,861,218
Prepaid expenses	373,178	874,815
Total current assets	862,780	2,736,033
Investments held in Trust Account	202,487,473	200,004,310
Total Assets	$203,350,253	$202,740,343
Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$31,666	$116,923
Accrued expenses	—	610,748
Income tax payable	270,120	—
Franchise tax payable	154,244	55,636
Total current liabilities	456,030	783,307
Deferred legal fees	1,576,175	150,000
Deferred underwriting commissions	6,300,000	6,300,000
Total liabilities	8,332,205	7,233,307
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 20,000,000 shares at $10.10 and $10.00 per share as of December 31, 2022 and 2021 respectively	201,963,110	200,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; no non-redeemable shares issued or outstanding as of December 31, 2022 and 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding as of December 31, 2022 and 2021	500	500
Additional paid-in capital	—	—
Accumulated deficit	(6,945,562)	(4,493,464)
Total stockholders’ deficit	(6,945,062)	(4,492,964)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$203,350,253	$202,740,343

The accompanying notes are an integral part of these financial statements.

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For The Year Ended December 31, 2022	For The Period From February 12, 2021 (Inception) Through December 31, 2021
General and administrative expenses	$2,431,152	$873,724
General and administrative expenses - related party	180,000	60,000
Franchise tax expenses	204,299	55,635
Loss from operations	(2,815,451)	(989,359)
Other income:
Interest income from investments held in Trust Account	2,882,855	4,310
Interest income from operating account	7,728	2,075
Net income (loss) before income taxes	75,132	(982,974)
Income tax expense	(564,120)	—
Net loss	$(488,988)	$(982,974)
Weighted average shares outstanding of Class A common stock, basic and diluted	20,000,000	5,944,272
Basic and diluted net loss per share, Class A common stock	$(0.02)	$(0.09)
Weighted average shares outstanding of Class B common stock, basic and diluted	5,000,000	4,922,601
Basic and diluted net loss per share, Class B common stock	$(0.02)	$(0.09)

The accompanying notes are an integral part of these financial statements.

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM FEBRUARY 12, 2021 (INCEPTION) THROUGH December 31, 2021

	Common Stock
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance - February 12, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Sale of private placement warrants to Sponsor in private placement	—	—	—	—	7,000,000	—	7,000,000
Fair value of Public Warrants included in the Units sold in the Initial Public Offering			—	—	6,933,330	—	6,933,330
Offering costs associated with issuance of Public and Private Placement Warrants			—	—	(617,213)	—	(617,213)
Contribution from Sponsor upon sale of Founder Shares to Anchor Investors	—	—	—	—	6,834,884	—	6,834,884
Forfeiture of Class B common stock	—	—	(750,000)	(75)	75	—	—
Increase in redemption value of Class A common stock to possible redemption	—	—	—	—	(20,175,501)	(3,510,490)	(23,685,991)
Net loss	—	—	—	—	—	(982,974)	(982,974)
Balance - December 31, 2021	—	$—	5,000,000	$500	$—	$(4,493,464)	$(4,492,964)
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	—	(1,963,110)	(1,963,110)
Net loss	—	—	—	—	—	(488,988)	(488,988)
Balance - December 31, 2022	—	$—	5,000,000	$500	$—	$(6,945,562)	$(6,945,062)

The accompanying notes are an integral part of these financial statements.

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM FEBRUARY 12, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	For The Year Ended December 31, 2022		For The Period From February 12, 2021 (Inception) Through December 31, 2021
Cash Flows from Operating Activities:
Net loss	$(488,988)		$(982,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income from investments held in Trust Account	(2,882,855)		(4,310)
Changes in operating assets and liabilities:
Prepaid expenses	501,638		(874,815)
Accounts payable	(85,257)		104,923
Accrued expenses	(610,748)		520,082
Income tax payable	270,120		—
Franchise tax payable	98,608		55,636
Deferred legal fees	1,426,175		—
Net cash used in operating activities	(1,771,307)		(1,181,458)
Cash Flows from Investing Activities:
Investment income released from Trust Account to pay for taxes	399,691		—
Cash deposited in Trust Account	—	—	(200,000,000)
Net cash provided by (used in) investing activities	399,691		(200,000,000)
Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—		25,000
Proceeds from note payable to related party	—		125,500
Offering costs paid	—		(3,982,324)
Repayment of note payable to related party	—		(125,500)
Proceeds received from initial public offering, gross	—		200,000,000
Proceeds received from private placement	—		7,000,000
Net cash provided by financing activities	—		203,042,676
Net change in cash and cash equivalents	(1,371,616)		1,861,218
Cash and cash equivalents - beginning of the period	1,861,218		—
Cash and cash equivalents - end of the period	$489,602		$1,861,218
Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$—		$12,000
Offering costs included in accrued expenses	$—		$90,665
Deferred legal fees	$—		$150,000
Deferred underwriting commissions	$—		$6,300,000
Value of Class B common stock transferred to Anchor Investors at Initial Public Offering	$—		$6,834,884
Supplemental cash flow information
Cash paid for taxes	$294,000		$—

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

All activity for the period from February 12, 2021 (inception) through December 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, the identification and evaluation of prospective acquisition targets for an initial Business Combination, and ongoing administrative and compliance matters. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income investments from the proceeds derived from the Initial Public Offering.

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

Liquidity and Capital Resources

As of December 31, 2022, the Company had approximately $0.5 million in its operating bank account and working capital of approximately $0.8 million (investment income classified in the Trust Account is available to the Company for payment of its tax obligations).

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of December 31, 2022 and 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of the Initial Public Offering, 20,000,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

The calculation of diluted net loss per share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 11,333,332 shares of Class A common stock, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the year ended December 31, 2022 and for the period from

February 12, 2021 (inception) through December 31, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock:

	For The Year Ended December 31, 2022		For The Period From February 12, 2021 (Inception) Through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock:
Numerator:
Allocation of net loss	$(391,190)	$(97,798)	$(537,695)	$(445,279)
Denominator:
Basic and diluted weighted average common stock outstanding	20,000,000	5,000,000	5,944,272	4,922,601
Basic and diluted net loss per common stock	$(0.02)	$(0.02)	$(0.09)	$(0.09)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2022 and 2021, the Company had a full valuation allowance against the deferred tax assets.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

In June 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-03, ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

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

Administrative Support Agreement

On September 22, 2021, the Company entered into an agreement with an affiliate of the Sponsor, pursuant to which the Company agreed to pay such affiliate a total of $15,000 per month for utilities and secretarial and administrative support through the earlier of consummation of the initial Business Combination and the Company’s liquidation. For the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021, the Company incurred expenses of $180,000 and $60,000 under this agreement, respectively. As of December 31, 2022 and 2021, the Company had $15,000 outstanding, for services in connection with such agreement included in accounts payable on the accompanying balance sheets.

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees until the completion of the initial Business Combination. As of December 31, 2022 and 2021, the Company recorded deferred legal fees of approximately $1.6 million and $150,000, respectively, in connection with such services on the accompanying balance sheets.

Note 6 – Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 20,000,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the balance sheets.

The Class A common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds from Initial Public Offering	$200,000,000
Less:
Fair value of Public Warrants at issuance	(6,933,330)
Offering costs allocated to Class A common stock	(16,752,660)
Plus:
Accretion on Class A common stock subject to possible redemption amount	23,685,990
Class A common stock subject to possible redemption, December 31, 2021	200,000,000
Increase in redemption value of Class A common stock subject to possible redemption amount	1,963,110
Class A common stock subject to possible redemption, December 31, 2022	$201,963,110

Note 7 — Stockholders’ Deficit

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 20,000,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity on the balance sheets.

Class B Common Stock— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 5,000,000 shares of Class B common stock issued and outstanding
(see Note 4).

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

Note 8—Warrants

As of December 31, 2022 and 2021, the Company had 6,666,666 Public Warrants and 4,666,666 Private Placement Warrants outstanding.

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$202,487,473	$—	$—

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$200,004,310	$—	$—

Level 1 assets include investments in a money market fund that invest solely in U.S. Treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the period from February 12, 2021 (inception) through December 31 2022.

Note 10 — Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible.

The income tax provision (benefit) consists of the following:

	For the Year Ended December 31, 2022	For The Period from February 12, 2021 (Inception) Through December 31, 2021
Current
Federal	$564,120	$10,343
State	—	—
Deferred
Federal	548,342	196,082
State	—	—
Valuation allowance	(548,342)	(206,425)
Income tax provision	$564,120	$—

The Company’s net deferred tax assets are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Start-up/Organization costs	$744,424	$196,082
Net operating loss carryforwards	—	10,343
Total deferred tax assets	744,424	206,425
Valuation allowance	(744,424)	(206,425)
Deferred tax asset, net of allowance	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. At December 31, 2022 and 2021, the valuation allowance was approximately $744,000 and $206,000, respectively.

There were no unrecognized tax benefits as of December 31, 2022 and 2021. No amounts were accrued for the payment of interest and penalties at December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

	For the Year Ended December 31, 2022	For The Period from February 12, 2021 (inception) Through December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
Change in valuation allowance	729.8%	(21.0)%
Income tax expense	750.8%	0.0%

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

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.

Dated: March 29, 2023	By:	/s/ Richard J. Hendrix
Richard J. Hendrix
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard J. Hendrix	Chief Executive Officer and Director	March 29, 2023
Richard J. Hendrix

/s/ Gary K. Wunderlich, Jr.	President, Chief Financial Officer, Secretary and Director	March 29, 2023
Gary K. Wunderlich, Jr.

/s/ John P. Amboian	Chairman of the Board	March 29, 2023
John P. Amboian

/s/ Ashton Hudson	Director	March 29, 2023
Ashton Hudson

/s/ Adam Klein	Director	March 29, 2023
Adam Klein

/s/ Bhakti Mirchandani	Director	March 29, 2023
Bhakti Mirchandani