Form 10-Q
period 2023-03-31
Live Oak Crestview Climate Acquisition Corp.
filed 2023-05-15
CIK 1848323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023 there were 20,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,000,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.

Form 10-Q

For the quarterly period ended March 31, 2023

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$323,756	$489,602
Prepaid expenses	310,844	373,178
Total current assets	634,600	862,780
Investments held in Trust Account	204,480,875	202,487,473
Total Assets	$205,115,475	$203,350,253
Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$45,203	$31,666
Income tax payable	710,989	270,120
Franchise tax payable	50,000	154,244
Total current liabilities	806,192	456,030
Deferred legal fees	1,659,675	1,576,175
Deferred underwriting commissions	6,300,000	6,300,000
Total liabilities	8,765,867	8,332,205
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 20,000,000 shares at $10.18 and $10.10 per share as of March 31, 2023 and December 31, 2022, respectively	203,619,886	201,963,110
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; no non-redeemable shares issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	500	500
Additional paid-in capital	—	—
Accumulated deficit	(7,270,778)	(6,945,562)
Total stockholders’ deficit	(7,270,278)	(6,945,062)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$205,115,475	$203,350,253

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31,
	2023	2022
General and administrative expenses	$281,948	$1,730,789
General and administrative expenses - related party	45,000	45,000
Franchise tax expenses	50,000	51,672
Loss from operations	(376,948)	(1,827,461)
Other income:
Interest income from investments held in Trust Account	2,147,646	20,140
Interest income from operating account	1,731	1,548
Net income (loss) before income taxes	1,772,429	(1,805,773)
Income tax expense	(440,869)	—
Net income (loss)	$1,331,560	$(1,805,773)

Weighted average shares outstanding of Class A common stock, basic and diluted	20,000,000	20,000,000
Basic and diluted net income (loss) per share, Class A common stock	$0.05	$(0.07)
Weighted average shares outstanding of Class B common stock, basic and diluted	5,000,000	5,000,000
Basic and diluted net income (loss) per share, Class B common stock	$0.05	$(0.07)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE three MONTHS ENDED MARCH 31, 2023

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	—	$—	5,000,000	$500	$—	$(6,945,562)	$(6,945,062)
Net income	—	—	—	—	—	1,331,560	1,331,560
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	—	(1,656,776)	(1,656,776)
Balance - March 31, 2023 (unaudited)	—	$—	5,000,000	$500	$—	$(7,270,778)	$(7,270,278)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

		Common Stock				Additional		Total
		Class A		Class B		Paid-In	Accumulated	Stockholder’s
		Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021		—	$—	5,000,000	$500	$—	$(4,493,464)	$(4,492,964)
Net loss	-	—	—	—	—	—	(1,805,773)	(1,805,773)
Balance - March 31, 2022 (unaudited)	-	—	$—	5,000,000	$500	$—	$(6,299,237)	$(6,298,737)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$1,331,560	$(1,805,773)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income from investments held in Trust Account	(2,147,646)	(20,140)
Changes in operating assets and liabilities:
Prepaid expenses	62,334	127,909
Accrued expenses	—	733,404
Deferred legal fees	83,500	—
Accounts payable	13,537	25,248
Income tax payable	440,869	—
Franchise tax payable	(104,244)	(5,636)
Net cash used in operating activities	(320,090)	(944,988)

Cash Flows from Investing Activities:
Investment income released from Trust Account to pay for taxes	154,244	—
Net cash provided by investing activities	154,244	—

Net change in cash	(165,846)	(944,988)

Cash - beginning of the period	489,602	1,861,218
Cash - end of the period	$323,756	$916,230

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

All activity for the period from February 12, 2021 (inception) through March 31, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and subsequent to the Initial Public Offering, the identification and evaluation of prospective acquisition targets for an initial Business Combination, and ongoing administrative and compliance matters. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

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

Liquidity and Going Concern

As of March 31, 2023, the Company had approximately $0.3 million in its operating bank and money market accounts and working capital of approximately $0.6 million (investment income classified in the Trust Account is available to the Company for payment of its tax obligations).

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity needs, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 27, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete unaudited condensed financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023, or for any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 29, 2023.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of income and expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

The calculation of diluted net income (loss) per share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 11,333,332 shares of Class A common stock, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2023 and 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share of common stock:

	For The Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$1,065,248	$266,312	$(1,444,618)	$(361,155)

Denominator:
Basic and diluted weighted average common stock outstanding	20,000,000	5,000,000	20,000,000	5,000,000

Basic and diluted net income (loss) per common stock	$0.05	$0.05	$(0.07)	$(0.07)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the condensed financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2023 and December 31, 2022, the Company had a full valuation allowance against the deferred tax assets.

ASC 740 prescribes a recognition threshold and a measurement attribute for the condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

In June 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-03, ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the unaudited condensed financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

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

Administrative Support Agreement

On September 22, 2021, the Company entered into an agreement with an affiliate of the Sponsor, pursuant to which the Company agreed to pay such affiliate a total of $15,000 per month for utilities and secretarial and administrative support through the earlier of consummation of the initial Business Combination and the Company’s liquidation. For the three months ended March 31, 2023 and 2022, the Company incurred expenses of $45,000 and $45,000 under this agreement, respectively. As of March 31, 2023 and December 31, 2022, the Company has $15,000 and $15,000 outstanding for services in connection with such agreement included in accounts payable on the accompanying condensed balance sheets, respectively.

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees until the completion of the initial Business Combination. As of March 31, 2023 and December 31, 2022, the Company recorded deferred legal fees of approximately $1.7 million and $1.6 million, respectively, in connection with such services on the accompanying condensed balance sheets.

Note 6 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 20,000,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

As of March 31, 2023 and December 31, 2022, the Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Class A common stock subject to possible redemption, December 31, 2021	$200,000,000
Plus:
Accretion on Class A common stock subject to possible redemption amount	1,963,110
Class A common stock subject to possible redemption, December 31, 2022	201,963,110
Accretion on Class A common stock subject to possible redemption amount	1,656,776
Class A common stock subject to possible redemption, March 31, 2023	$203,619,886

Note 7 - Stockholders’ Deficit

Preferred Stock- The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock- The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 20,000,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity on the condensed balance sheets.

Class B Common Stock- The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 5,000,000 shares of Class B common stock issued and outstanding (see Note 4).

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

Note 8 - Warrants

As of March 31, 2023 and December 31, 2022, the Company had 6,666,666 Public Warrants and 4,666,666 Private Placement Warrants outstanding.

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

March 31, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$204,480,875	$—	$—

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$202,487,473	$—	$—

Level 1 assets include investments in a money market fund that invest solely in U.S. Treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2023 and 2022.

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Liquidity and Going Concern

As of March 31, 2023, we had approximately $0.3 million in our operating bank and money market accounts and working capital of approximately $0.6 million.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity needs, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 27, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of the unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of the unaudited condensed financial statements.

Results of Operations

Our entire activity since inception up to March 31, 2023 was in preparation for our formation and our Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended March 31, 2023, we had net income of approximately $1.3 million, which consisted of income from investments held in the Trust Account of approximately $2.1 million and by income from investments held in the operating account of approximately $2,000, partially offset by general and administrative expenses of approximately $327,000, income tax expense of approximately $441,000, and franchise tax expenses of approximately $50,000.

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

We incurred approximately $45,000 and $45,000 in general and administrative expenses-related party in the accompanying statement of operations for the three months ended March 31, 2023 and 2022, respectively.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. As of March 31, 2023 and December 31, 2022, we did not have any critical accounting estimates to be disclosed.

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

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 29, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and the Trust Account are held in banks or other financial institutions. Our cash held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a Business Combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.

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

Exhibit Number	Description

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

Dated: May 15, 2023	LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.

	By:	/s/ Gary K. Wunderlich, Jr.
	Name:	Gary K. Wunderlich, Jr.
	Title:	President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)