Form 10-Q
period 2023-06-30
Live Oak Crestview Climate Acquisition Corp.
filed 2023-08-11
CIK 1848323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 11, 2023 there were 20,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,000,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.

Form 10-Q

For the quarterly period ended June 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$211,933	$489,602
Prepaid expenses	162,199	373,178
Total current assets	374,132	862,780
Investments held in Trust Account	205,631,088	202,487,473
Total Assets	$206,005,220	$203,350,253
Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$19,659	$31,666
Income tax payable	10,191	270,120
Franchise tax payable	20,000	154,244
Total current liabilities	49,850	456,030
Deferred legal fees	1,694,813	1,576,175
Deferred underwriting commissions	6,300,000	6,300,000
Total liabilities	8,044,663	8,332,205
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 20,000,000 shares at $10.28 and $10.10 per share as of June 30, 2023 and December 31, 2022, respectively	205,500,896	201,963,110
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; no non-redeemable shares issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	500	500
Additional paid-in capital	—	—
Accumulated deficit	(7,540,839)	(6,945,562)
Total stockholders’ deficit	(7,540,339)	(6,945,062)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$206,005,220	$203,350,253

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative expenses	$225,764	$298,626	$507,712	$2,029,415
General and administrative expenses - related party	45,000	45,000	90,000	90,000
Franchise tax expenses	50,000	50,000	100,000	101,672
Loss from operations	(320,764)	(393,626)	(697,712)	(2,221,087)
Other income:
Interest income from investments held in Trust Account	2,431,212	270,073	4,578,858	290,213
Interest income from operating account	703	1,113	2,434	2,661
Net income (loss) before income taxes	2,111,151	(122,440)	3,883,580	(1,928,213)
Income tax expense	(500,202)	(40,152)	(941,071)	(40,152)
Net income (loss)	$1,610,949	$(162,592)	$2,942,509	$(1,968,365)

Weighted average shares outstanding of Class A common stock, basic and diluted	20,000,000	20,000,000	20,000,000	20,000,000
Basic and diluted net income (loss) per share, Class A common stock	$0.06	$(0.01)	$0.12	$(0.08)
Weighted average shares outstanding of Class B common stock, basic and diluted	5,000,000	5,000,000	5,000,000	5,000,000
Basic and diluted net income (loss) per share, Class B common stock	$0.06	$(0.01)	$0.12	$(0.08)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED June 30, 2023

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	—	$—	5,000,000	$500	$—	$(6,945,562)	$(6,945,062)
Net income	—	—	—	—	—	1,331,560	1,331,560
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	—	(1,656,776)	(1,656,776)
Balance - March 31, 2023 (unaudited)	—	—	5,000,000	500	—	(7,270,778)	(7,270,278)
Net income	—	—	—	—	—	1,610,949	1,610,949
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	—	(1,881,010)	(1,881,010)
Balance - June 30, 2023 (unaudited)	—	$—	5,000,000	$500	$—	$(7,540,839)	$(7,540,339)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	5,000,000	$500	$—	$(4,493,464)	$(4,492,964)
Net loss	—	—	—	—	—	(1,805,773)	(1,805,773)
Balance - March 31, 2022 (unaudited)	—	—	5,000,000	500	—	(6,299,237)	(6,298,737)
Net loss	—	—	—	—	—	(162,592)	(162,592)
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	—	(52,698)	(52,698)
Balance - June 30, 2022 (unaudited)	—	$—	5,000,000	$500	$—	$(6,514,527)	$(6,514,027)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$2,942,509	$(1,968,365)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income from investments held in Trust Account	(4,578,858)	(290,213)
Changes in operating assets and liabilities:
Prepaid expenses	210,979	255,819
Accrued expenses	—	(610,748)
Deferred legal fees	118,638	1,384,724
Accounts payable	(12,007)	28,013
Income tax payable	(259,929)	40,152
Franchise tax payable	(134,244)	44,364
Net cash used in operating activities	(1,712,912)	(1,116,254)

Cash Flows from Investing Activities:
Investment income released from Trust Account to pay for taxes	1,435,243	—
Net cash provided by investing activities	1,435,243	—

Net change in cash	(277,669)	(1,116,254)

Cash - beginning of the period	489,602	1,861,218
Cash - end of the period	$211,933	$744,964

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,201,000	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

All activity for the period from February 12, 2021 (inception) through June 30, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and subsequent to the Initial Public Offering, the identification and evaluation of prospective acquisition targets for an initial Business Combination, and ongoing administrative and compliance matters. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is LOCC Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on September 22, 2021. On September 27, 2021, the Company consummated its Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $17.4 million, of which approximately $6.3 million and $150,000 were for deferred underwriting commissions and deferred legal fees, respectively (see Note 5). Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 4,666,666 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $7.0 million (see Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $200.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

The Company will provide the holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially at $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. In no event will the Company redeem the Public Shares if such redemption would cause the Company’s Class A common stock to be considered “penny stock” (as such term is defined in Rule 3a51-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom the shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is generally 1% of any positive difference between the fair market value of any shares repurchased by the repurchasing corporation during a taxable year and the fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, a number of exceptions apply to this excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, this excise tax.

On December 27, 2022, the Treasury published Notice 2023-2, which provided clarification on some aspects of the application of the excise tax, including with respect to some transactions in which special purpose acquisition companies like ours typically engage. The notice appears to exempt from the excise tax any distributions, including those that occur in connection with redemptions, by a corporation in the same year it completely liquidates; however, this interpretation is not free from doubt and the notice could be interpreted to have a narrower application. Consequently, a risk remains that any redemptions of our stock would be subject to the excise tax, including in circumstances where we either engage in a Business Combination in a year in which we do not issue shares sufficient to offset the earlier redemptions or liquidate later in the year.

Because the application of this excise tax is not free from doubt, any redemption or other repurchase effected by us that occurs in connection with a Business Combination, extension vote or otherwise may be subject to this excise tax. Because any such excise tax would be payable by us and not by the redeeming stockholder, it could cause a reduction in the value of our Class A common stock or cash available for distribution in a subsequent liquidation. Whether and to what extent we would be subject to the excise tax in connection with a Business Combination will depend on a number of factors, including (i) whether the Business Combination closes, (ii) the structure of the Business Combination, (iii) the fair market value of the redemptions and repurchases in connection with the Business Combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or any other equity issuances within the same taxable year of the Business Combination) and (v) the content of any subsequent regulations, clarifications and other guidance issued by the Treasury. Further, the application of the excise tax in respect of distributions pursuant to a liquidation of a publicly traded U.S. corporation is not free from doubt, and it is possible that the proceeds held in the Trust Account could be used to pay any excise tax owed by us in the event we are unable to complete a Business Combination in the required time and redeem 100% of our remaining Class A common stock in accordance with our Amended and Restated Certificate of Incorporation, in which case the amount that would otherwise be received by our public stockholders in connection with our liquidation would be reduced.

Liquidity and Going Concern

As of June 30, 2023, the Company had approximately $0.2 million in its operating bank and money market accounts and working capital of approximately $0.4 million (investment income classified in the Trust Account is available to the Company for payment of its tax obligations).

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity needs, mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 27, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete unaudited condensed financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023, or for any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2023 and December 31, 2022.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the unaudited condensed balance sheets.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of the Initial Public Offering, 20,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited condensed balance sheets.

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

The calculation of diluted net income (loss) per share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 11,333,332 shares of Class A common stock, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2023 and 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The tables below present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share of common stock:

	For the Three Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$1,288,759	$322,190	$(130,074)	$(32,518)

Denominator:
Basic and diluted weighted average common stock outstanding	20,000,000	5,000,000	20,000,000	5,000,000

Basic and diluted net income (loss) per common stock	$0.06	$0.06	$(0.01)	$(0.01)

	For the Six Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$2,354,007	$588,502	$(1,574,692)	$(393,673)

Denominator:
Basic and diluted weighted average common stock outstanding	20,000,000	5,000,000	20,000,000	5,000,000

Basic and diluted net income (loss) per common stock	$0.12	$0.12	$(0.08)	$(0.08)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the condensed financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2023 and December 31, 2022, the Company had a full valuation allowance against the deferred tax assets.

ASC 740 prescribes a recognition threshold and a measurement attribute for the condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2023 and December 31, 2022. The

Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the unaudited condensed financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Note 3 - Initial Public Offering

On September 27, 2021, the Company consummated its Initial Public Offering of 20,000,000 Units, at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $17.4 million, of which $6.3 million and $150,000 were for deferred underwriting commissions and deferred legal fees, respectively. Of the 20,000,000 Units sold in the Initial Public Offering, certain investors identified by the Sponsor purchased 2,000,000 Units, and certain investment funds (the “Anchor Investors”) purchased an aggregate of 14,670,000 Units. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).

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

The Initial Stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the reported closing price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Stockholders with respect to any Founder Shares.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

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

Administrative Support Agreement

On September 22, 2021, the Company entered into an agreement with an affiliate of the Sponsor, pursuant to which the Company agreed to pay such affiliate a total of $15,000 per month for utilities and secretarial and administrative support through the earlier of consummation of the initial Business Combination and the Company’s liquidation. For the three months ended June 30, 2023 and 2022, the Company incurred expenses of $45,000 and $45,000 under this agreement, respectively. For the six months ended June 30, 2023 and 2022, the Company incurred expenses of $90,000 and $90,000 under this agreement, respectively. As of June 30, 2023 and December 31, 2022, the Company has $15,000 and $15,000 outstanding for services in connection with such agreement included in accounts payable on the accompanying unaudited condensed balance sheets, respectively.

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees until the completion of the initial Business Combination. As of June 30, 2023 and December 31, 2022, the Company recorded deferred legal fees of approximately $1.7 million and $1.6 million, respectively, in connection with such services on the accompanying unaudited condensed balance sheets.

Note 6 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 20,000,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the unaudited condensed balance sheets.

As of June 30, 2023 and December 31, 2022, the Class A common stock subject to possible redemption reflected on the unaudited condensed balance sheets is reconciled on the following table:

Class A common stock subject to possible redemption, December 31, 2021	$200,000,000
Plus:
Accretion on Class A common stock subject to possible redemption amount	1,963,110
Class A common stock subject to possible redemption, December 31, 2022	201,963,110
Accretion on Class A common stock subject to possible redemption amount	1,656,776
Class A common stock subject to possible redemption, March 31, 2023	203,619,886
Accretion on Class A common stock subject to possible redemption amount	1,881,010
Class A common stock subject to possible redemption, June 30, 2023	$205,500,896

Note 7 - Stockholders’ Deficit

Preferred Stock- The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock- The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 20,000,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity on the unaudited condensed balance sheets.

Class B Common Stock- The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 5,000,000 shares of Class B common stock issued and outstanding (see Note 4).

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

Note 8 - Warrants

As of June 30, 2023 and December 31, 2022, the Company had 6,666,666 Public Warrants and 4,666,666 Private Placement Warrants outstanding.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement covering the shares of the Class A common stock issuable upon exercise of the warrants. The Company has also agreed to use its commercially reasonable efforts to cause the registration statement to become effective and to maintain a current prospectus relating to those shares of the Class A common stock until the warrants expire or are redeemed. If a registration statement covering the shares of the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

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

Redemption of Public Warrants

Once the warrants become exercisable, the Company may call the Public Warrants for redemption for cash:

•
in whole and not in part;
•
at a price of $0.01 per warrant;
•
upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and
•
if, and only if, the last reported sale price of the Class A common stock has been at least $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on each of 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the warrant-holders.

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

Note 9 - Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

June 30, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$205,631,088	$—	$—

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$202,487,473	$—	$—

Level 1 assets include investments in a money market fund that invests solely in U.S. Treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2023 and 2022.

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

Liquidity and Going Concern

As of June 30, 2023, we had approximately $0.2 million in our operating bank and money market accounts and working capital of approximately $0.4 million.

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

Results of Operations

Our entire activity since inception up to June 30, 2023 was in preparation for our formation and our Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2023, we had net income of approximately $1.6 million, which consisted of income from investments held in the Trust Account of approximately $2.4 million and income from investments held in the operating account of approximately $700, partially offset by general and administrative expenses of approximately $271,000, income tax expense of approximately $500,000, and franchise tax expenses of approximately $50,000.

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

For the six months ended June 30, 2023, we had net income of approximately $2.9 million, which consisted of income from investments held in the Trust Account of approximately $4.6 million and income from investments held in the operating account of approximately $2,000, partially offset by general and administrative expenses of approximately $598,000, and franchise tax expenses of approximately $100,000.

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

We incurred approximately $45,000 in general and administrative expenses-related party in the accompanying statement of operations for each of the three month periods ended June 30, 2023 and 2022.

We incurred approximately $90,000 in general and administrative expenses-related party in the accompanying statement of operations for each of the six month periods ended June 30, 2023 and 2022.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. As of June 30, 2023 and December 31, 2022, we did not have any critical accounting estimates to be disclosed.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023.

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

Dated: August 11, 2023	LIVE OAK CRESTVIEW CLIMATE ACQUISITION CORP.

	By:	/s/ Gary K. Wunderlich, Jr.
	Name:	Gary K. Wunderlich, Jr.
	Title:	President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)